Form 10QSB
period 2001-03-31
INTRAC INC
filed 2001-05-03
CIK 50710

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2001
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________ Commission File Number:
                          Intrac, Inc.
                          ------------
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0471759
            ------                          ----------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

    26 Shermerhorn Street,                    11201
    ---------------------                     -----
         Brooklyn, NY                       (Zip Code)
(Address of principal executive
           offices)

                         (718) 852-7856
                         --------------
      (Registrant's telephone number, including area code)

                               N/A
                               ---
 (Former name, former address and former fiscal year, if changed since last report)
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X] No [ ]

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of 5/01/01: 9,997,000

/PAGE
                          Intrac, Inc.
                  (A Development Stage Company)


                        Table of Contents

                                                                    Page
PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements                                     3

          Independent Auditor's Report                                4

          Balance Sheet March 31, 2001 (Audited)                      5

          Statement of Operations September 6, 2000 (Inception) to
            March 31, 2001 (Audited)                                  6

          Statement of Changes in Stockholder's Equity For the
           Period September 6, 2000 (Inception) to March 31, 2001

           (Audited)                                                  7

          Statement of Cash Flows September 6, 2000 (Inception)
            to March 31, 2001 (Audited)                               8

          Notes to Financial Statements                               9

     Item 2. Management's Discussion and Plan of Operation           13

PART II - OTHER INFORMATION
     Item 6. Exhibits                                                15

SIGNATURES                                                           16

                          Intrac, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                      as of March 31, 2001

                               and

                      Statements of Income,
                    Stockholders' Equity, and
                           Cash Flows
                      for the three months
                      ended March 31, 2001
                       and for the period
              September 6, 2000 (Date of Inception)
                             through
                         March 31, 2001

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                                 425.928.2877efax

                  INDEPENDENT AUDITOR'S REPORT


Board of Directors
Intrac, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Intrac, Inc. (the "Company") (A Development Stage Company), as of March 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the three months ended March 31, 2001 and for the period September 6, 2000 (Date of Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intrac, Inc. (A Development Stage Company) as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and for the period September 6, 2000 (Date of Inception) to March 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead
    -----------------

May 1, 2001
Las Vegas, Nevada
                                   4

                          Intrac, Inc.

                  (a Development Stage Company)

                          Balance Sheet

                                             March 31,
                                               2001
                                             ---------
Assets

Current assets:
  Cash                                       $  76,808
                                             ---------
     Total current assets                       76,808

Acquired technology, net                        11,465
                                             ---------
                                             $  88,273
                                             =========
Liabilities and Stockholder's Equity

Current liabilities:                         $       -
                                             ---------
Total current liabilities                            -
                                             ---------

Stockholder's equity:
  Common stock, $0.001 par value; 20,000,000
  shares authorized, 9,997,000 shares
  issued and outstanding                         9,997
Additional paid-in capital                     307,396
Deficit accumulated during development
  stage                                       (229,120)
                                             ---------
                                                88,273
                                             ---------
                                             $  88,273
                                             =========

The accompanying notes are an integral part of these financial statements.

                          Intrac, Inc.

                  (a Development Stage Company)

                     Statement of Operations


                                              September 6,
                                                  2000
                                               (Inception)
                                                   to
                                                March 31,
                                                  2001
                                              -------------

Revenue                                       $         200
                                              -------------
Expenses:
  General and administrative expenses               228,818
  Amortization                                          603
                                              -------------
     Total expenses                                 229,421
                                              -------------
Other income/expense:
  Interest income                                       101
                                              -------------
Net (loss)                                    $   (229,120)
                                              ============

Weighted average number of
common shares outstanding                         7,663,718
                                              =============
Net (loss) per share                          $       (0.03)
                                              =============


The accompanying notes are an integral part of these financial statements.
                                   6

                          Intrac, Inc.
                  (a Development Stage Company)
          Statement of Changes in Stockholder's Equity
 For the Period September 6, 2000 (Inception) to March 31, 2001

                                                      Deficit
                       Common Stock                 Accumulated
                    -------------------  Additional   During       Total
                                          Paid-in   Development  Stockholders'
                      Shares     Amount    Capital     Stage        Equity
                    ---------   --------  --------   ---------  -----------
Contributed capital         -   $      -  $  5,625   $       -  $     5,625

Shares issued for   7,000,000      7,000     5,068                   12,068
technology

Net (loss)
  September 6, 2000
  (inception) to
  December 31, 2000                                     (6,159)      (6,159)
                    ---------   --------  --------   ---------  -----------
Balance, December 31,
  2000              7,000,000      7,000    10,693      (6,159)      11,534

Shares issued for
  services          1,511,000      1,511   149,589                  151,100

Shares issued
 pursuant to
 Rule 504 offering  1,486,000      1,486   147,114                  148,600

Net (loss), period
 ended March 31,
 2001                                                 (222,961)    (222,961)
                    ---------   --------  --------   ---------  -----------

Balance, March 31,
  2001              7,000,000   $  9,997  $307,396   $(229,120) $    88,273
                    =========   ========  ========   =========  ===========

The accompanying notes are an integral part of these financial statements.

                          Intrac, Inc.

                  (a Development Stage Company)

                     Statement of Operations


                                            September
                                             6, 2000
                                           (Inception)
                                           to March 31,
                                               2001
                                         ----------------
Cash flows from operating activities
Net (loss)                               $    (229,120)
Amortization                                        603
Shares issued for services                      151,100
                                         --------------

Net cash used by operating activities           (77,417)
                                         --------------
Cash flows from investing activities
Net cash used in investing activities                 -
                                         --------------

Cash flows from financing activities
  Common stock                                  148,600
Contributed capital                               5,625
                                         --------------
Net cash provided by financing
activities                                      154,225
                                         --------------
Net increase in cash                             76,808
Cash - beginning                                      -
                                         --------------
Cash -ending                             $       76,808
                                         ==============
Supplemental disclosures:
Interest paid                            $            -
                                         ==============
Income taxes paid                        $            -
                                         ==============
Non-cash investing and financing
activities:
  Common stock issued for acquired
   technology                            $       12,068
                                         ==============
Number of shares issued for technology        7,000,000
                                         ==============

The accompanying notes are an integral part of these financial statements.

                          Intrac, Inc.
                  (a Development Stage Company)
                              Notes

Note 1 - Summary of significant accounting policies


Organization
------------
The  Company was organized September 6, 2000 (Date of  Inception)
under  the  laws  of the State of Nevada, as  Intrac,  Inc.   The
Company has insignificant operations and in accordance with  SFAS
#7, the Company is considered a development stage company.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
-------------------------
For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Revenue recognition
-------------------
The Company recognizes revenue on the accrual basis.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of March 31, 2001.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2001.

Earnings per share
------------------
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
------------
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence

                          Intrac, Inc.
                  (a Development Stage Company)
                              Notes

suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-
current   depending  on  the  periods  in  which  the   temporary
differences are expected to reverse.

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Acquired technology

The Company acquired technology from its director valued at $12,068 and recorded amortization expense in the amount of $603 during the period ended March 31, 2001.

Note 3 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

              U.S federal statutory rate    (34.0%)

              Valuation reserve              34.0%
                                            ------
              Total                              -%
                                            ======

As of March 31, 2001, the Company has a net operating loss carryforward of approximately $230,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $78,000 has been fully reserved at March 31, 2001.


                          Intrac, Inc.
                  (a Development Stage Company)
                              Notes

Note 4 - Stockholder's equity

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

On September 6, 2000, contributed capital was received by the Company in the amount of $5,625.

On  September 8, 2000, the Company issued 7,000,000 shares of its
$0.001 par value common stock to its director in exchange for acquired technology in the amount of $12,068.

During February 2001, the Company issued 1,511,000 shares of its $0.001 par value common stock for consulting services valued at $151,100. (See Note 7.)

On March 26, 2001, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 1,486,000 shares of its $0.001 par value common stock at a price of $0.10 per share for total cash of $148,600

There have been no other issuances of common stock.

Note 5 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred a net loss during the period ended March 31, 2001 of $229,120. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

The Company does not lease or rent any property.  Office services
are  provided  without  charge by the Company's  director.   Such
costs   are   immaterial   to  the  financial   statements   and,
accordingly, have not been reflected therein.

The Company entered into an "Asset Purchase and License Agreement" dated September 8, 2000, whereby the Company purchased a working prototype of a vision training technology developed by the Company's president. The Company also acquired an exclusive license for use of certain patents relating to the acquired technology that are currently held by its president. The licensing agreement will remain in effect until either party provides a thirty days' written termination notice via certified mail. In exchange for the acquired technology and exclusive license, the Company issued to its president 7,000,000 shares of its $0.001 par value common stock.

The Company has agreed to pay its officer and director a salary of $57,600 per year.

                          Intrac, Inc.
                  (a Development Stage Company)
                              Notes

The Company entered into a consulting agreement with Corporate Regulatory Services, LLC whereby the Company agreed to pay cash of $24,030 and issue 262,500 shares of its $0.001 par value common stock at $0.10 per share in exchange for services valued at $50,280.

The Company entered into a consulting agreement with Chaim Cohen whereby it issued 363,500 shares of its $0.001 par value common stock at $0.10 per share in exchange for services valued at $36,500.

  The Company entered into a consulting agreement with Chaim Drizin whereby the Company agreed to pay cash of $20,000 and issue 450,000 shares of its $0.001 par value common stock at $0.10 per share in exchange for services valued at $65,000.

The Company entered into a consulting agreement with Menada Financial, Inc. whereby the Company agreed to pay cash of $3,000 and issue 430,000 shares of its $0.001 par value common stock at $0.10 per share in exchange for services valued at $46,000.

The  Company entered into a consulting agreement with  Steven  R.
Schaad whereby the Company agreed to issue 5,000 shares of its $0.001 par value common stock at $0.10 per share in exchange for services valued at $500.

      Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

  This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

  The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

  There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-
looking statements not accompanied by such   expressions.  All
forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

  We were formed as a Nevada Corporation on September 6, 2000 under the name Intrac, Inc. We are a development stage company that intends to manufacture and market the mini-Accommotrac Vision Trainer ("AVT). The mini-AVT is a patented electro-optical device that uses the scientific principle of biofeedback to teach people how to voluntarily control the ciliary, or focusing, muscle of the eye. This type of medical instrument has been used to:

       1.   Help reduce nearsightedness;
       2.   Enhance athletic performance; and
       3.   Aid children with learning disabilities.

  Dr. Joseph N. Trachtman, president of Intrac, Inc., is a pioneer in the area of vision and biofeedback research. Biofeedback does not belong to a particular field of healthcare, but is used in disciplines ranging from internal medicine to dentistry to physical therapy and rehabilitation. He has over 25 years of experience in the fields of research and development, marketing and sales.

Results of Operations

  For the period from January 1, 2001 through March 31, 2001, we generated $200 revenues derived from a leasing arrangement with a Maryland doctor that allows for the use of a banner page on our website (www.accommotrac.com). On February 28, 2001, we completed a public offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act of 1933, as amended. We sold 2,997,000 shares of our common stock, par value $0.001, at a price of $0.10 per share to approximately 69 unaffiliated shareholders of record. We received $148,600 in cash and $151,100 in services rendered. Proceeds from the offering are currently being utilized to develop a new generation patented machine in a much smaller format that will increase the mobility and affordability of the product.

  We incurred expenses for the operating period September 6, 2000 (Inception) to March 31, 2001, totaling $229,421. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. Our professional and service expenses were incurred from our public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada and the State of New York, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Future Business

  Our priorities for the next 3 to 12 months of operations are:

          1. Contracting a sub-manufacturer for the mini-Accommotrac Vision Trainer;
          2.   Developing a corporate Internet site;
          3.   Organizing and hiring a sales and management team;
          4.   Sending out press releases announcing our accomplishments;
               and
          5. Forming strategic alliances to increase our customer base and to build our brand equity.

  To further our business plan we have:

          1.Compiled and established a database of electronics firms and product development companies in the New York Metro area, as potential sub-contractors for the new instrument. On site meetings have been made at a few companies in the New York Metro area including Mann - Horton Corp located in Englewood, NJ and Schutz Engineering located in Randolph, NJ. Some proposals for the manufacture of the product have been submitted and are currently under review by management. Management is also exploring the potential of offshore production to control costs.

          2.From March 19 through March 27, 2001, held meetings in the Ukraine with over one hundred doctors interested in our technology, and are currently in negotiations with Mr. Edward Sartan, CEO of
            Tardepoint Commodities B.V., a Ukrainian manufacturing and distribution company.

          3.Begun a marketing strategy that includes:
            A. Negotiating a contract with the New York City Board of
               Education to apply our technology to children with reading disabilities.

            B.Negotiating with Wagner College to set up a
              graduate course in a new field of study known as Sports Science. This would provide visibility for our product and technology.

Liquidity and Capital Resources

  Based on the $148,600 raised through the public offering of our common stock we believe that the company has sufficient liquidity to continue its current operations for at least the next 12 to 24 months, however, it would be unlikely for us to continue as a going concern without generating revenues or raising funds through a subsequent sale of our common stock.

  All investor inquiries should be directed to Dr. Joseph N.
Trachtman, President, Intrac, Inc., 26 Schermerhorn Street,
Brooklyn, New York 11201, phone 718-852-7856.

                   PART II - OTHER INFORMATION


Item 6. Exhibits



  Exhibit  Name and/or Identification of Exhibit
  Number

    3     Articles of Incorporation & By-Laws

                 (a) Articles of Incorporation of the Company filed September 6, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

                 (b) By-Laws of the Company adopted September
                 8, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

    23    Consent of Experts and Counsel

                 Consent of independent public accountant

                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Intrac, Inc.
-----------------------------------------------------------------

                          (Registrant)


Date: May 2, 2001
      -----------




By: /s/ Dr. Joseph N. Trachtman
    ---------------------------
    Dr. Joseph N. Trachtman, President and Director


