Form 10QSB
period 2001-06-30
INTRAC INC
filed 2001-08-16
CIK 50710

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-31114

                          Intrac, Inc.
                          ------------
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0471759
            ------                          ----------
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)

    26 Shermerhorn Street, Brooklyn, NY              11201
    -----------------------------------              -----
 (Address of principal executive offices)          (Zip Code)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of 8/13/01: 9,997,000

/1/

                          Intrac, Inc.
                  (A Development Stage Company)


                        Table of Contents

                                                                       Page

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements                                          3

      Independent Auditor's Report                                       4

      Balance Sheet June 30, 2001 (unaudited) and December 31, 2000      5

      Statement of Operations for the Three and Six Months Ended         6
      June 30, 2001 (unaudited) and 2000 (unaudited) and From
      September 6, 2000 (Inception) to June 30, 2001 (unaudited)

      Statement of Cash Flows for the Six Months Ended June 30,          7
      2001 (unaudited) and 2000 (unaudited) and From September 6,
      2000 (Inception) to June 30, 2001 (unaudited)

      Notes to Financial Statements                                      8

   Item 2. Management's Discussion and Plan of Operation                12

PART II - OTHER INFORMATION

   Item 6. Exhibits                                                     14

SIGNATURES                                                              15


/2/


                           Intrac, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                              as of
                          June 30, 2001
                      and December 31, 2000

                               and

                     Statement of Operations
                  for the Three and Six Months
                  ended June 30, 2001 and 2000
                       and for the period
              September 6, 2000 (Date of Inception)
                             through
                          June 30, 2001

                               and

                     Statement of Cash Flows
                       for the Six Months
                  ended June 30, 2001 and 2000
                       and for the period
              September 6, 2000 (Date of Inception)
                             through
                          June 30, 2001

/3/

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                                 425.928.2877efax

             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Intrac, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Intrac, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the six-months ended June 30, 2001 and 2000 and for the period September 6, 2000 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period September 6, 2000 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Intrac, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 9, 2001, I expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead, CPA

August 10, 2001

/4/

                          Intrac, Inc.

                  (a Development Stage Company)

                          Balance Sheet


                                               (unaudited)
                                                 June 30,   December 31,
                                                   2001         2000
                                                 ----------  ----------
Assets

Current assets:
Cash                                             $   38,899  $       69
                                                 ----------  ----------
Total current assets                                 38,899          69

Acquired technology, net                             10,259      11,465
                                                 ----------  ----------
                                                 $   49,158  $   11,534
Liabilities and Stockholders' Equity             ==========  ==========

Current liabilities:                             $       --  $       --
                                                 ----------  ----------
Total current liabilities                        $       --  $       --
                                                 ----------  ----------

Stockholders' equity:
 Common stock, $0.001 par value; 20,000,000           9,997       7,000
   shares authorized, 9,997,000 and 7,000,000
   shares issued and outstanding at 6/30/01
   and 12/31/00, respectively
 Additional paid-in capital                         307,396      10,693
 (Deficit) accumulated during development stage    (268,235)     (6,159)
                                                 ----------  ----------
                                                     49,158      11,534
                                                 ----------  ----------
                                                 $   49,158  $   11,534
                                                 ==========  ==========


 The accompanying notes are an integral part of these financial statements.
/5/

                          Intrac, Inc.

                  (a Development Stage Company)

                     Statement of Operations
                           (unaudited)

                                                                         September 6, 2000
                               Three months ended      Six months ended     (Inception)
                                     June 30,               June 30,             to
                             ----------------------  ----------------------   June 30,
                                2001        2000        2001        2000        2001
                             ----------  ----------  ----------  ----------  ----------
Revenue                      $      400  $       --  $      600  $       --  $      600
                             ----------  ----------  ----------  ----------  ----------
Expenses:
 General and administrative      37,715          --     261,695          --     267,251
  expenses
 Amortization                       603          --       1,206          --       1,809
                             ----------  ----------  ----------  ----------  ----------
Total expenses                   38,318          --     262,901          --     269,060
                             ----------  ----------  ----------  ----------  ----------
Other income/expense:
 Interest income                    124          --         225          --         225
                             ----------  ----------  ----------  ----------  ----------
Net (loss)                   $  (37,794) $       --  $ (262,076) $       --  $ (268,235)
                             ==========  ==========  ==========  ==========  ==========
Weighted average number of
 common shares outstanding    9,997,000          --   9,249,742          --   8,378,630
                             ==========  ==========  ==========  ==========  ==========
Net (loss) per share         $    (0.00) $       --  $    (0.03) $       --  $    (0.03)
                             ==========  ==========  ==========  ==========  ==========

 The accompanying notes are an integral part of these financial statements.

/6/

                          Intrac, Inc.

                  (a Development Stage Company)

                     Statement of Cash Flows
                           (unaudited)

                                          Six months ended   September 6, 2000
                                                June 30,       (Inception) to
                                         ----------------------   June 30,
                                            2001       2000         2001
                                         ----------  ----------  ----------
Cash flows from operating activities
  Net (loss)                             $ (262,076) $       --  $ (268,235)
  Amortization                                1,206          --       1,809
  Shares issued for services                151,100          --      (4,614)
                                         ----------  ----------  ----------
Net cash (used) by operating activities    (109,770)         --    (115,326)
                                         ----------  ----------  ----------

Cash flows from investing activities
  Net cash used by investing activities          --          --          --
                                         ----------  ----------  ----------
Cash flows from financing activities
  Common stock                              148,600          --     148,600
  Contributed capital                            --          --       5,625
Net cash provided by financing              148,600          --     154,225
  activities                             ----------  ----------  ----------

Net increase in cash                         38,830          --      38,899
Cash - beginning                                 69          --          --
                                         ----------  ----------  ----------
Cash - ending                            $   38,899  $       --  $   38,899
                                         ==========  ==========  ==========
Supplemental disclosures:
  Interest paid                          $       --  $       --  $       --
                                         ==========  ==========  ==========
  Income taxes paid                      $       --  $       --  $       --
                                         ==========  ==========  ==========

Non-cash investing and financing
 activities:
  Common stock issued for
   acquired technology                   $   12,068  $       --  $   12,068
                                         ==========  ==========  ==========
  Number of shares issued for
   technology                             7,000,000          --   7,000,000
                                         ==========  ==========  ==========


 The accompanying notes are an integral part of these financial statements.

/7/

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

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of June 30, 2001.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2001.

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

/8/

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

Note 2 - Acquired technology

The Company acquired technology from its director valued at $12,068 and recorded amortization expense in the amount of $1206 during the period ended June 30, 2001.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

              U.S federal statutory rate    (34.0%)

              Valuation reserve              34.0%
                                           ------
              Total                             -%
                                           ------

As of June 30, 2001, the Company has a net operating loss carryforward of approximately $268,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $91,000 has been fully reserved at June 30, 2001.

/9/
                          Intrac, Inc.
                  (a Development Stage Company)
                              Notes

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

Note 5 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred a net loss during the period ended June 30, 2001 of $268,235. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

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

The Company paid its president a salary of $30,000 during the six months ended June 30, 2001.

The Company paid Corporate Regulatory Services, a shareholder of the Company, $32,030 in consulting fees during the six months ended June 30, 2001.

/10/

                          Intrac, Inc.
                  (a Development Stage Company)
                              Notes

The Company paid Chaim Drizin, a shareholder of the Company, $22,500 in consulting fees during the six months ended June 30, 2001.

The Company paid Menada Financial, Inc., a shareholder of the Company, $3,000 in consulting fees during the six months ended
June 30, 2001.

/11/

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

Results of Operations

  For the period from January 1, 2001 through June 30, 2001, we generated $600 in revenues derived from an advertising arrangement from a number of doctors that allows their listings on our website, www.accommotrac.com. On June 4, 2001, Intrac, Inc. obtained listing status on the Over the Counter Bulletin Board ("OTC-BB") under the symbol "ITCN".

  We incurred expenses for the operating period January 1, 2001 through June 30, 2001, totaling $262,901. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. Our professional and service expenses were incurred from our public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada and the State of New York, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

/12/

Future Business

  Our priorities for the next 3 to 12 months of operations are:

       1.   Contracting a sub-manufacturer for the mini-Accommotrac
             Vision Trainer;
       2. The continued Development of our corporate Internet site (www.accommotrac.com);
       3.   Organizing and hiring a sales and management team;
       4.   Sending out press releases announcing our accomplishments;
             and
       5. Forming strategic alliances to increase our customer base and to build our brand equity.

  To further our business plan we have:

       1. Created a software package of vision tests that are currently in the final stages of development. The tests include visual acuity, depth perception, color vision, and contrast sensitivity. They will be marketed to professionals via direct mail and telephone follow-up, and the general public via our website www.accommotrac.com.
       2.   Enhanced our website to include Dr. Trachtman's book "Open
            Your Eyes and See" a layman's guide to better vision, health and performance. In addition, an on-line brochure on A.D.D./A.D.H.D. is now up and running.
       3. Entered into preliminary discussions with a group from Singapore for distribution and/or a joint venture.
       4. Compiled the theory and practice of our training program into a course that will be given this fall by Dr. Trachtman at Wagner College, Staten Island, New
            York. The title of the course is Sports Management and is part of the M.B.A. program.

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

  All investor inquiries should be directed to Dr. Joseph N.
Trachtman, President, Intrac, Inc., 26 Schermerhorn Street,
Brooklyn, New York 11201, phone 718-852-7856 or via his web address tracht@accommotrac.com.

/13/

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

/14/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Intrac, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date:   August 13, 2001
       -----------------




By:  /s/ Dr. Joseph N. Trachtman
    -----------------------------------------------
    Dr. Joseph N. Trachtman, President and Director


/15/