Form 10QSB
period 2001-09-30
INTRAC INC
filed 2001-11-08
CIK 50710

10-QSB

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

For the quarterly period ended: September 30, 2001

Or

[ ]                                       TRANSITION REPORT PURSUANT TO
                                          SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-31114

                             Intrac, Inc.
        (Exact name of registrant as specified in its charter)

            Nevada                                 88-0471759
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

  26 Shermerhorn Street, Brooklyn, NY                 11201
(Address of principal executive offices)            (Zip Code)

                            (718) 852-7856
        (Registrant's telephone number, including area code)

                                 N/A
           (Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of 11/8/01: 9,997,000


/1/


                          Intrac, Inc.
                  (A Development Stage Company)


                        Table of Contents

                                                                    Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                          3

Independent Accountant's Review Report                                4

Balance Sheet September 30, 2001 (unaudited) and December 31, 2000    5

Statement of Operations for the Three and Nine Months Ended           6
September 30, 2001 (unaudited) and 2000 (unaudited) and From
September 6, 2000 (Inception) to September 30, 2001 (unaudited)

Statement of Cash Flows for the Nine Months Ended September 30,       7
2001 (unaudited) and 2000 (unaudited) and From September 6,
2000 (Inception) to September 30, 2001 (unaudited)

Notes to Financial Statements                                         8

Item 2. Management's Discussion and Plan of Operation                10

PART II - OTHER INFORMATION

Item 6. Exhibits                                                     12

SIGNATURES                                                           13


/2/


                          Intrac, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                              as of
                       September 30, 2001
                      and December 31, 2000

                               and

                    Statements of Operations
              for the Three and Nine Months Ending
                  September 30, 2001 and 2000,
                       and For the Period
       September 6, 2000 (Inception) to September 30, 2001

                               and

                           Cash Flows
                   for the Nine Months Ending
                  September 30, 2001 and 2000,
                       and For the Period
       September 6, 2000 (Inception) to September 30, 2001


/3/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (Fax)

             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Intrac, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Intrac, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three-months and nine-months ended September 30, 2001 and 2000 and for the period September 6, 2000 (Inception) to September 30, 2001, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000 and for the period September 6, 2000 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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


/s/ G. Brad Beckstead, CPA

November 5, 2001


/4/


                                Intrac, Inc.

                        (a Development Stage Company)

                                Balance Sheet


                                                    (unaudited)
                                                   September 30,  December 31,
                                                       2001           2000
Assets                                               ---------     ---------

Current assets:
  Cash                                               $  15,009     $      69
                                                     ---------     ---------
    Total current assets                                15,009            69

Acquired technology, net                                 9,654        11,465
                                                     ---------    ----------
                                                     $  24,663    $   11,534
                                                     =========    ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Payroll taxes payable                                    856             -
                                                     ---------    ----------
    Total current liabilities                        $     856    $        -
                                                     ---------    ----------

Stockholders' equity:
  Common stock, $0.001 par value; 200,000,000 shares     9,997         7,000
   authorized, 9,997,000 and 7,000,000 shares issued
   and outstanding at 9/30/01 and 12/31/00, respectively
  Preferred stock, $0.001 par value, 5,000,000 shares        -             -
   authorized, no shares issued and
   outstanding at 9/30/01 and 12/31/00, respectively
  Additional paid-in capital                           307,396        10,693
  (Deficit) accumulated during development stage      (293,586)       (6,159)
                                                     ---------    ----------
                                                        23,807        11,534
                                                     ---------    ----------

                                                    $   24,663    $   11,534
                                                     =========    ==========



 The accompanying notes are an integral part of these financial  statements.


/5/


                                Intrac, Inc.

                        (a Development Stage Company)

                           Statement of Operations

                                (unaudited)


                                                              September 6, 2000
                        Three months ended   Nine months ended  (Inception) to
                           September 30,       September 30,    September 30,
                        ------------------  -------------------
                          2001      2000      2001       2000       2001
                        --------  --------  ---------  --------  ---------

Revenue                 $    200  $     --  $     800  $     --  $     800
                        --------  --------  ---------  --------  ---------

Expenses:

 General and               5,776     5,625     60,870     5,625     66,426
 administrative expenses

 Consulting expenses -    10,000        --    186,600        --    186,600
 shareholder

 Salaries & wages -        9,200        --     39,200        --     39,200
 officer and director

 Amortization                603        --      1,810        --      2,414
                        --------  --------  ---------  --------  ---------
  Total expenses          25,579     5,625    288,480     5,625    294,640
                        --------  --------  ---------  --------  ---------

Other income/expense:

 Interest income              30        --        254        --        254
                        --------  --------  ---------  --------  ---------

Net (loss)              $(25,349) $ (5,625) $(287,426) $ (5,625) $(293,586)
                        ========  ========  =========  ========  =========


Weighted average       9,997,000 7,000,000  9,500,646 7,000,000  8,761,380
 number of common      ========= =========  ========= =========  =========
 shares outstanding


Net (loss) per share    $  (0.00) $     --  $   (0.03) $     --  $   (0.03)
                        ========  ========  =========  ========  =========



The accompanying notes are an integral part of these financial statements.


/6/


                                 Intrac, Inc.

                         (a Development Stage Company)

                           Statement of Cash Flows

                                 (unaudited)


                                                            September 6, 2000
                                           Nine months ended (Inception) to
                                              September 30,   September 30,
                                           2001        2000        2001
                                        ----------  ----------  ----------

Cash flows from operating activities

Net (loss)                              $ (287,426) $   (5,625) $ (293,586)

Amortization                                 1,810          --       2,414

Adjustments to reconcile net loss to
 net cash (used) by operating activities:

   Increase in payroll taxes payable           856          --         856

Shares issued for services                 151,100          --     151,100
                                        ----------  ----------  ----------
Net cash (used) by operating activities   (133,660)     (5,625)   (139,216)
                                        ----------  ----------  ----------

Cash flows from investing activities

Net cash (used) by investing activities         --          --          --
                                        ----------  ----------  ----------

Cash flows from financing activities

   Common stock                            148,600          --     148,600

   Contributed capital                          --       5,625       5,625
                                        ----------  ----------  ----------
Net cash provided by financing activities  148,600       5,625     154,225
                                        ----------  ----------  ----------

Net increase in cash                        14,940          --      15,009

Cash - beginning                                69          --          --
                                        ----------  ----------  ----------
Cash - ending                           $   15,009  $       --  $   15,009
                                        ==========  ==========  ==========
Supplemental disclosures:

Interest paid                           $       --  $       --  $       --
                                        ==========  ==========  ==========
Income taxes paid                       $       --  $       --  $       --
                                        ==========  ==========  ==========

Non-cash investing and
 financing activities:

Common stock issued for                 $       --  $       --  $   12,068
 acquired technology                    ==========  ==========  ==========

Number of shares issued for technology          --          --   7,000,000
                                        ==========  ==========  ==========



The accompanying notes are an integral part of these financial statements.


/7/


                          Intrac, Inc.
                  (a Development Stage Company)
                              Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the
Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-SB registration statement filed with the SEC and the interim financial statements of the Company for the periods ended March 31, 2001 and June 30, 2001 and notes thereto included in the Company's 10-QSB quarterly reports. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred a net loss during the period ended September 30, 2001 of $293,586. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Acquired technology

The Company acquired technology from its director valued at $12,068 and recorded amortization expense in the amount of $1,810 during the nine-month period ended September 30, 2001.

Note 4 - Stockholder's equity

During February 2001, the Company issued 1,511,000 shares of its $0.001 par value common stock for consulting services valued at $151,100.

On March 26, 2001, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 1,486,000 shares of its $0.001 par value common stock at a price of $0.10 per share for total cash of $148,600.

On   June   20,  2001,  the  Company  amended  its  articles   of
incorporation to increase the number of authorized shares of its $0.001 par value common stock to 200,000,000 shares.

There have been no other issuances of common stock or preferred stock.


/8/


                          Intrac, Inc.
                  (a Development Stage Company)
                              Notes

Note 5 - Related party transactions

The Company paid its president a salary of $39,200 during the nine months ended September 30, 2001.

The Company paid Corporate Regulatory Services, a shareholder of the Company, $34,235 in consulting fees during the nine months ended September 30, 2001.

The Company paid Chaim Drizin, a shareholder of the Company, $32,500 in consulting fees during the nine months ended September
30, 2001.

The Company paid Menada Financial, Inc., a shareholder of the Company, $3,000 in consulting fees during the nine months ended September 30, 2001.


/9/


      Item 2. Management's Discussion and Plan of Operation

 Forward-Looking Statements

  This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements. The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our products, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

  There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

 Results of Operations

  For the nine-month period ended September 30, 2001, we generated $800 in revenues compared to $200 for the three-month period ended September 30, 2001. These revenues were derived from an advertising arrangement with a number of doctors that allow their listings on our website, www.accommotrac.com.

  Total operating expenses for the three months ended September 30, 2001 were $25,579. This represents an increase of $19,954 in total operating expenses from the comparable three-month period ended September 30, 2000, when we reported total operating expenses of $5,625. Total operating expenses for the nine months ended September 30, 2001 were $288,480. This represents an increase of $282,855 in total operating expenses from the comparable nine-month period ended September 30, 2000, when we reported total operating expenses of $5,625. Since September 6,


/10/


2000 (inception) we have incurred $294,640 in total operating expenses. The total expenses of $5,625 reported in the period ended September 30, 2000 were entirely related to general and administrative expenses incurred in the formation of the Company. Total operating expenses for the period ended September 30, 2001 were mainly related to general and administrative expenses, consulting expenses and salaries and wages.

  We incurred general and administrative expenses for the nine-month period ended September 30, 2001 totaling $60,870 compared to $5,776 for the three-month period ended September 30, 2001. Salary and wage expense for the nine-month period ended September 30, 2001 was $39,200 compared to $9,200 for the three-month period ended September 30, 2001. This represents the salary paid to the officer and director of the Company. Cost of consulting expenses for the nine-month period ended September 30, 2001 was $186,600 compared to $10,000 for the three-month period ended September 30, 2001. Our consulting expenses were primarily incurred from our public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada and the State of New York, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs. Our Company is listed on the OTC-BB under the symbol "ITCN".

  During the nine-month period ended September 30, 2001, we acquired technology from our director valued at $12,068 and recorded amortization expense in the amount of $1,810.

 Future Business

  Our priorities for the next 3 to 12 months of operations are:

   1. Contracting a sub-manufacturer for the mini-Accommotrac
      Vision Trainer;
   2. The continued Development of our corporate Internet site
      (www.accommotrac.com);
   3. Organizing and hiring a sales and management team;
   4. Sending out press releases announcing our accomplishments; and
   5. Forming strategic alliances to establish a customer base and build our brand equity.

  To further our business plan we have:

   1. Completed the development of the THRESHOLDTRACT Software, which tests vision from a CD. The tests include visual acuity, depth perception, color vision, and contrast sensitivity. They will be marketed to professionals via direct mail and telephone follow-up, and the general public via our website www.accommotrac.com. Specifications about the tests and sales information are expected to be posted on the International Society of Appraisers website during the next quarter.

   2. Entered into preliminary discussions with a group from Ukraine for distribution and/or a joint venture.

 Liquidity and Capital Resources

  According to our accountants, our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. Management is examining all avenues of raising additional capital to meet estimated expenses, including the issuance of additional common stock and or the borrowing capital.

  All investor inquiries should be directed to Dr. Joseph N.
Trachtman, President, Intrac, Inc., 26 Schermerhorn Street,
Brooklyn, New York 11201, phone 718-852-7856 or via his web address tracht@accommotrac.com.


/11/


                   PART II - OTHER INFORMATION


Item 6. Exhibits



  Exhibit    Name and/or Identification of Exhibit
  Number
 ---------

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


/12/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Intrac, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: 11/08/01
      --------



By: /s/ Joseph N. Trachtman
    -----------------------
    Dr. Joseph N. Trachtman, President and Director


/13/