Form 10QSB
period 2002-03-31
INTRAC INC
filed 2002-06-10
CIK 50710

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002
                                --------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________

Commission File Number:  0-31114

                                  INTRAC, INC.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                    88-0471759
              ------                                    ----------

  (State or other jurisdiction or            (I.R.S. Employer Identification No)
   incorporation or organization)

    131 WEST 35TH STREET, NEW YORK, NEW YORK                 10001
    --------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)


                                  212-736-0880
                                  ------------
                          (Issuer's telephone number)

      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES /X/        NO / /

                                  Intrac, Inc.
                                   Form 10-QSB
                      For the Quarter ended March 31, 2002


Part I. Financial Information Page

Item 1.  Condensed Financial Statements.

                                                                                                                 PAGE

                  Condensed Balance sheet as of March 31, 2002                                                      3

                  Condensed Statements of Operations for the Three Months ended March 31, 2002 and                  4
                  March 31, 2001 and Cumulative
                  from September 6, 2000 through March 31, 2002

                  Condensed Statements of Cash Flows for the Three Months ended                                     5
                  March 31, 2002 and March 31, 2001 and Cumulative
                  from September 6, 2000 through March 31, 2002

                  Notes to Condensed Financial Statements                                                           6

Item 2.       Management's Discussion and Analysis of Financial                                                     8
              Condition and Results of Operation.

Part II.      Other Information

Item 1.       Legal Proceedings.                                                                                   10

Item 2.       Changes in Securities and Use of proceeds.                                                           10

Item 3.       Defaults upon Senior Securities.                                                                     10

Item 4.       Submission of Matters to a Vote of Security Holders.                                                 10

Item 5.       Other Information.                                                                                   10

Item 6.       Exhibits and Reports on Form 8-K                                                                     10

INTRAC, INC.
------------
(A Development Stage Company)


UNAUDITED CONDENSED BALANCE SHEET
March 31, 2002
--------------------------------------------------------------------------------

ASSETS
------

CURRENT ASSETS - Cash                                                $       100
                                                                     -----------
TOTAL ASSETS                                                         $       100
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued interest and other expenses                                       31,228
Convertible debenture                                                    295,874
                                                                     -----------
Total liabilities                                                        327,102
                                                                     -----------
STOCKHOLDERS' DEFICIENCY:
Common stock - $.001 par value, 1,000,000,000 shares authorized,
     949,887,026 shares issued and outstanding                           949,887
Additional paid-in capital                                             2,162,660
Deficit accumulated during the development stage                      (3,439,549)
                                                                     -----------
Total stockholders' deficiency                                          (327,002)
                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               100
                                                                     ===========




    The accompanying notes are an integral part of these unaudited condensed financial statements

INTRAC, INC.
(A Development Stage Company)


UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------

                                                                                      Cumulative from
                                                       Three Months Ended            September 6, 2000
                                                            March 31,                through March 31,
                                                     2002                2001               2002
                                                 -------------      -------------    -----------------
REVENUE                                          $          --      $          --      $          --
                                                 -------------      -------------      -------------
EXPENSES:
General and administrative                              20,872            228,818            363,032
Amortization and write down of goodwill
       and other intangibles                                --                603            366,651
                                                 -------------      -------------      -------------
Total expenses                                          20,872            229,421            729,683
                                                 -------------      -------------      -------------

LOSS FROM OPERATIONS                                   (20,872)          (229,421)          (729,683)
                                                 -------------      -------------      -------------

OTHER INCOME (EXPENSE)
Beneficial conversion feature and inducement
       Expense                                        (576,653)                --         (2,685,753)
                                                 -------------      -------------      -------------
Interest (expense) income                              (17,282)               101            (25,198)
Other                                                       --                200              1,085
                                                 -------------      -------------      -------------

Total other income (expense)                          (593,935)             (,301)        (2,709,866)
                                                 -------------      -------------      -------------

NET LOSS                                         $    (614,807)     $    (229,120)     $  (3,439,549)
                                                 =============      =============      =============
Basic Net Loss Per Common Share:


WEIGHTED AVERAGE SHARES                            486,364,010            766,372         77,406,713
                                                 =============      =============      =============
NET LOSS PER SHARE                               $       (0.00)     $       (0.30)     $       (0.04)
                                                 =============      =============      =============





    The accompanying notes are an integral part of these unaudited condensed financial statements

INTRAC, INC.
------------
(A Development Stage Company)


UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
                                                                                                     Cumulative from
                                                                        Three Months Ended          September 6, 2000
                                                                              March 31,             through March 31,
                                                                       2002              2001             2002
                                                                    -----------      -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (614,807)     $  (229,120)     $(3,439,549)
Adjustments to reconcile net loss to net cash used by operating activities:
     Beneficial conversion feature and inducement expense
                                                                        576,653               --        2,685,753
     Stock compensation                                                      --          151,100          151,975
     Amortization and write down of other intangibles
                                                                             --              603           12,068
     Amortization of discount on debenture                                9,817               --           14,400
     Increase in accrued expenses                                        27,895               --           31,228
                                                                    -----------      -----------      -----------
         Net cash used by operating activities                             (442)         (77,417)        (544,125)
                                                                    -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from debenture                                             --               --          390,000
     Additional paid-in capital                                              --          154,225          152,739
     Common stock issued                                                     --               --            1,486
                                                                    -----------      -----------      -----------
     Net cash provided by financing activities                               --          154,225          544,225
                                                                    -----------      -----------      -----------

NET (DECREASE) INCREASE IN CASH                                            (442)          76,808              100

CASH - AT BEGINNING OF PERIOD                                               542               --               --
                                                                    -----------      -----------      -----------

CASH - AT END OF PERIOD                                             $       100      $    76,808      $       100
                                                                    ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash Paid for
                  Income Taxes                                               --               --      $       450
                  Interest                                                   --               --               --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001:


                                                                     March 31, 2002                     March 31, 2001
                                                            --------------------------------------------------------------------

Common stock issued for consulting services                                 -                              $151,100

Conversion of debenture into common stock                               $618,829                               -

The accompanying notes are an integral part of these unaudited condensed financial statements

                                  INTRAC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on May 3, 2002

2.       CONVERTIBLE DEBENTURE

During the three-months ended March 31, 2002, the Company converted $54,200 of the convertible debenture into 863,928,572 shares of the Company's common stock with the recording of $576,653 beneficial convertible features.

3.       STOCKHOLDERS' EQUITY

On February 28, 2002, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock, par value $.001 per share, whereby the number of authorized shares of the common stock was increased from 500,000,000 to 1,000,000,000 par value $.001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2001.

The Company is a development stage company and had no sales for the three month periods ended March 31, 2002 and 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $207,946 to $20,872 for the three months ended March 31, 2002, from $228,818 for the three months ended March 31, 2001. Costs decreased primarily due to the discontinued business efforts for the manufacturing and marketing of optical devices. These operations ceased in November 2001.

INTEREST EXPENSES. Interest expense for the three months ended March 31, 2002 was $17,282 which was the amortization of the discount on the convertible debenture and the accrued interest thereon. There was income of $101 for the three months ended March 31, 2001.

BENEFICIAL CONVERSION FEATURE. Beneficial conversion feature and inducement expense for the three month period ended March 31, 2002 was $576,653 resulting from shares issued to holders of the convertible debenture upon their conversion of a portion of the convertible debenture into shares of common stock in accordance with terms stipulated in the convertible debenture. There was no beneficial conversion feature and inducement expense for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2002, the Company used $442 for operating activities. These funds were available in a bank account in the beginning of the period. We believe we will be able to finance future operations from cash generated from additional proceeds from the Debenture. We are seeking to acquire business entities that will generate cash from operations.

There was a working capital deficiency of $31,128 at March 31, 2002. Working Capital at March 31, 2001 was $76,808.

The Company's operating activities used cash in the amount of $442 for the three months ended March 31, 2002 as compared to cash used in the amount of $77,417 during the three months ended March 31, 2001.

The Company had no investing activities for the three month periods ended March 31, 2002 and 2001.

The Company had no financing activities for the three months ended March 31, 2002. The Company generated $154,225 from financing activities for the three months ended March 31, 2001 from the proceeds on the sale of stock.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  Incorporated by reference herein to the Company's Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on May 3, 2002.

Item 2.           Changes in Securities and Use of Proceeds.

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                           a.       Exhibits

                                    None.

                           b.       Reports on Form 8-K.

                                    Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2002 under Item 4, Changes in Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 5, 2002

                                  Intrac, Inc.

                                  By:      /s/ Isaac Nussen
                                           ----------------
                                           Name: Isaac Nussen
                                           Title: President and Chief
                                           Executive Officer