Form 10QSB
period 2002-06-30
INTRAC INC
filed 2002-08-12
CIK 50710

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended:  June  30,  2002
                                     ---------------

                                       or

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ____________________  to__________________

Commission  File  Number:  0-31114
                           -------

                                  INTRAC, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                 88-0741759
            ------                                 ----------
(State  or  other  jurisdiction  or    (I.R.S. Employer  Identification  No)
incorporation  or  organization)

          131 WEST 35TH STREET, NEW YORK, NEW YORK               10001
          ---------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

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

                                                      YES   X      NO
                                                          ----        ----

                                  Intrac, Inc.
                                   Form 10-QSB
                       For the Quarter ended June 30, 2002

Part  I.       Financial  Information  Page

Item  1.       Condensed  Financial  Statements.
                                                                                   PAGE
                                                                                   ----
               Condensed  Balance  sheet  as  of  June  30,  2002                    3


               Condensed  Statements  of Operations for the Three and Six months ended  June  30,  2002 and 2001, and Cumulative from September 6,
               2000  through  June  30,  2002                                        4

               Condensed  Statements of Cash Flows for the Six months ended June
               30,  2002  and 2001 and Cumulative from September 6, 2000 through
               June  30,  2002                                                       5-6

               Notes  to  Condensed  Financial  Statements                           7

Item 2.        Management's  Discussion  and  Analysis of Financial Condition and
               Results  of  Operation.                                               8-9

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

Item  6.       Exhibits  and  Reports  on  Form  8-K                                 10


INTRAC,  INC.
-------------
(A  Development  Stage  Company)

UNAUDITED  CONDENSED  BALANCE  SHEET
June  30,  2002
--------------------------------------------------------------------------------

ASSETS
------

CURRENT ASSETS:   Cash                                                   $100
                                                                  ------------
TOTAL ASSETS                                                      $       100
                                                                  ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
------------------------------------------

CURRENT LIABILITIES:
Accrued interest and other expenses                               $    70,236
                                                                  ------------
Total Current Liabilities                                              70,236

Convertible debenture                                                 304,981
                                                                  ------------
Total liabilities                                                     375,217
                                                                  ------------
STOCKHOLDERS' DEFICIENCY:
Common stock - $.001 par value, 1,000,000,000 shares authorized,
949,887,026 shares issued and outstanding                             949,887
Additional paid-in capital                                          2,162,660
Deficit accumulated during the development stage                   (3,487,664)
                                                                  ------------
Total stockholders' deficiency                                       (375,117)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $       100
                                                                  ============

The accompanying notes are an integral part of these unaudited condensed financial statements

                                  INTRAC, INC.
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                        Cumulative
                                                                                                      From September
                                                                                                         6, 2000
                                        For  the  Three  Months               For  the Six Months        through
                                          Ended  June  30,                    Ended June 30,            June 30, 2002
                                    -------------------------------------------------------------------------------
                                            2002             2001             2002            2001
                                    -------------------------------------------------------------------------------
REVENUES                                    $--             $--              $--               $--              $--
  EXPENSES:
  General and
      administrative                    $31,811          $37,715          $52,683         $261,695         $394,843
  Amortization and write
    down of goodwill
    and other intangibles                    --              603               --            1,206          366,651
                                     ------------------------------------------------------------------------------
      Total Expenses                     31,811           38,318           52,683          262,901          761,494
                                     ------------------------------------------------------------------------------
   LOSS FROM OPERATIONS                 (31,811)         (38,318)        ( 52,683)        (262,901)        (761,494)
                                     ------------------------------------------------------------------------------

   OTHER INCOME (EXPENSE):
   Interest Income (Expense)            (16,304)             124          (33,586)             225          (41,502)
   Debt conversion inducement                --               --         (576,653)              --       (2,685,753)
   Other                                     --              400               --              600            1,085
                                      ------------------------------------------------------------------------------
   Total other income (expense)         (16,304)             524         (610,239)             825       (2,726,170)
                                      ------------------------------------------------------------------------------

   NET LOSS                             (48,115)         (37,794)        (662,922)        (262,076)      (3,487,664)
                                     ===============================================================================

   WEIGHTED AVERAGE SHARES          949,887,026          999,700      718,577,239          924,974      196,038,013

   Loss Per Share                         $(.00)           $(.04)           $(.00)           $(.28)           $(.02)

The accompanying notes are an integral part of these unaudited condensed financial statements

                                  INTRAC, INC.
                                  ------------
                          (A Development Stage Company)

UNAUDITED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
--------------------------------------------------------------------------------

                                                                            Cumulative
                                                                               from
                                                                             September
                                                                              6, 2000
                                                   Six months Ended June 30,  through
                                                   -----------------------    June 30,
                                                       2002        2001         2002
                                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                            $(662,922)  $(262,076)  $(3,487,664)
Adjustments to reconcile net loss to net cash used
 by operating activities:
 Debt conversion inducement                           576,653           -     2,685,753
 Stock compensation                                         -     151,100       151,975
 Amortization and write down of other
  intangibles                                               -       1,206        12,068
 Amortization of discount on debenture                 18,924           -        23,507
 Increase in accrued expenses                          66,903           -        70,236
                                                    ----------  ----------  ------------
  Net cash used by operating activities                  (442)   (109,770)     (544,125)
                                                    ----------  ----------  ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net proceeds from debenture                                -           -       390,000
 Additional paid-in capital                                 -     148,600       152,739
 Common stock issued                                        -           -         1,486
                                                    ----------  ----------  ------------
Net cash provided by financing activities                   -     148,600       544,225
                                                    ----------  ----------  ------------

NET (DECREASE) INCREASE IN CASH                          (442)     38,830           100

CASH - AT BEGINNING OF PERIOD                             542          69             -
                                                    ----------  ----------  ------------

CASH - AT END OF PERIOD                             $     100   $  38,899   $       100
                                                    ==========  ==========  ============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
   Cash Paid for :
   Income Taxes                                             -           -   $       450
   Interest                                                 -           -



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE SIX
MONTHS  ENDED  JUNE  30,  2002  AND  2001:

                                                    June 30, 2002          June 30, 2001
                                                    -------------          -------------
Common  stock  issued  for  consulting  services          --                 $151,100
Conversion  of  debenture  into  common  stock     $  618,929                      --











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

The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on May 3, 2002

2.     CONVERTIBLE DEBENTURE

During the six months ended June 30, 2002, the Company converted $54,200 of the Debenture Payable into 863,928,572 shares of the Company's common stock with the recording of $576,653 debt conversion inducement expense.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2002 COMPARED TO THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2001.

The Company is a development stage company and had no sales for the six month periods ended June 30, 2002 and 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $209,012 to $52,683 for the six months ended June 30, 2002, from $261,695 for the six months ended June 30, 2001. Expenses for the three months ended June 30, 2002 were $31,811 compared to $37,715 for the same period in 2001. Costs decreased primarily due to the discontinued business efforts for the manufacturing and marketing of optical devices. These operations ceased in November 2001.

INTEREST EXPENSE. Interest expense for the six and three months ended June 30, 2002 were $33,586 and $16,304, respectively, for the amortization of the discount on the Debenture and the accrued interest thereon. There was interest income of $225 and $124 for the six and three months ended June 30, 2001, respectively.

DEBT CONVERSION INDUCEMENT. Debt conversion inducement expense for the six month period ended June 30, 2002 was $576,653 resulting from shares issued to holders of the Debenture upon their conversion of a portion of the Debenture into shares of common stock in accordance with terms stipulated in the Debenture. There was no debt conversion inducement expense for the three months ended June 30, 2002 and the six and three month periods ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended June 30, 2002, the Company used $442 for operating activities. These funds were available in a bank account in the beginning of the period. We believe we will be able to finance future operations from cash generated from additional proceeds from the Debenture. We are seeking to acquire business entities that will generate cash from operations.

There was a working capital deficiency of $70,136 at June 30, 2002. Working Capital at June 30, 2001 was $38,899.

The Company's operating activities used cash in the amount of $442 for the six months ended June 30, 2002 as compared to cash used in the amount of $109,770 during the six months ended June 30, 2001.

The Company had no investing activities for the six month periods ended June 30, 2002 and 2001.

The Company had no financing activities for the six months ended June 30, 2002. The Company generated $148,600 from financing activities for the six months ended June 30, 2001 from the proceeds on the sale of stock.

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

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING
----------------------------------------------------

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

            None.

Item 2.     Changes in Securities and Use of Proceeds.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K

            a.     Exhibits


            Exhibit No.               Description
            -----------               -----------
            99                    Certification Pursuant to Section 906 of
                                  Sarbanes-Oxley Act of 2002

            b.     Reports on Form 8-K.

                   None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 12, 2002


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