Form 10QSB
period 2002-09-30
INTRAC INC
filed 2002-11-14
CIK 50710

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-31114

INTRAC, INC.
(Exact name of small business issuer in its charter)

Nevada	88-0741759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

131 West 35th Street, New York, New York 10001
(Address of principal executive offices)

(212) 736-0880
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of November 14, 2002 is 949,887,026.

Transitional Small Business Disclosure Format (check one):  YES  ☐  NO  ☒

Form 10-QSB

INTRAC, INC.
(A Development Stage Company)
For the Quarter ended September 30, 2002

Part I.	Financial Information Page

Item 1.	Condensed Financial Statements.

		PAGE

	Condensed Balance sheet as of September 30, 2002	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and cumulative from September 6, 2000 through September 30, 2002	4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and cumulative from September 6, 2000 through September 30, 2002	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	6-7

Part II.	Other Information

Item 1.	Legal Proceedings.	8

Item 2.	Changes in Securities and Use of Proceeds.	8

Item 3.	Defaults upon Senior Securities.	8

Item 4.	Submission of Matters to a Vote of Security Holders.	8

Item 5.	Other Information.	8

Item 6.	Exhibits and Reports on Form 8-K	8

INTRAC, INC.
(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2002

ASSETS

CURRENT ASSETS:
Cash	$100

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued interest and other expenses	$79,297

TOTAL CURRENT LIABILITIES	79,297

Convertible debenture	314,669

TOTAL LIABILITIES	393,966

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value 1,000,000,000 shares authorized 949,887,026 shares issued and outstanding	949,887
Additional paid-in capital	2,162,660
Deficit accumulated during development stage	(3,506,413)

TOTAL STOCKHOLDERS’ DEFICIENCY	(393,866)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$100

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.
(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From September 6, 2000 To September 30, 2002
	2002	2001	2002	2001
REVENUES	$—	$—	$—	$—	$—

EXPENSES:
General and administrative	1,843	24,976	54,526	286,670	394,843
Amortization and write-down of goodwill and other intangibles	—	603	—	1,810	366,651

TOTAL EXPENSES	1,843	25,579	54,526	288,480	761,494

LOSS FROM OPERATIONS	(1,843)	(25,579)	(54,526)	(288,480)	(761,494)

OTHER INCOME (EXPENSE)
Interest income (expense)	(16,905)	30	(50,491)	254	(41,502)
Debt conversion inducement	—	—	(576,653)	—	(2,685,753)
Other	—	200	—	800	1,085

TOTAL OTHER INCOME (EXPENSE)	(16,905)	230	(627,144)	1,054	(2,726,170)

NET LOSS	$(18,748)	$(25,349)	$(681,670)	$(287,426)	$(3,487,664)

WEIGHTED AVERAGE SHARES	949,887,026	9,997,000	949,887,026	9,500,646	949,887,026

LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.02)

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.
(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		Cumulative From September 6, 2000 To September 30, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(681,670)	$(287,426)	$(3,506,412)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt conversion inducement	576,653	—	2,685,753
Stock compensation	—	151,100	151,975
Amortization and write down of other intangibles	—	1,810	12,068
Amortization of discount on debenture	28,612	—	33,195
Increase in accrued expenses	75,964	856	79,296

NET CASH USED BY OPERATING ACTIVITIES	(441)	(133,630)	(544,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debenture	—	—	390,000
Additional paid in capital	—	—	152,739
Common stock issued	—	148,600	1,486

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	148,600	544,225

NET (DECREASE) INCREASE IN CASH	—	14,940	100

CASH—BEGINNING OF PERIOD	541	69	—

CASH—END OF PERIOD	$100	$15,009	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid during the period for:
Income taxes	$—	$—	$450

Interest	$—	$—	$—

The accompanying notes are an integral part of the accompanying
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

The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on May 3, 2002.

2.    CONVERTIBLE DEBENTURE

During the nine months ended September 30, 2002, the Company converted $54,200 of the Debenture Payable into 863,928,572 shares of the Company’s common stock with the recording of $576,653 debt conversion inducement expense.

3.    STOCKHOLDERS’ EQUITY

On February 28, 2002, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock, par value $.001 per share, whereby the number of authorized shares of the common stock was increased from 500,000,000 to 1,000,000,000 par values $.001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001.

The Company is a development stage company and had no sales for the nine month periods ended September 30, 2002 and 2001.

GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses Decreased by $232,144 to $54,526 for the nine months ended September 30, 2002, from $286,670 for the nine months ended September 30, 2001. Expenses for the three months ended September 30, 2002 were $1,843 compared to $25,579 for the same period in 2001. Costs decreased primarily due to the discontinued business efforts for the manufacturing and marketing of optical devices. These operations ceased in November 2001.

INTEREST EXPENSE.    Interest expense for the nine and three months ended September 30, 2002 were $50,491 and $16,905, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. There was interest Income of $225 and $124 for the nine and three months ended September 30, 2001, respectively.

DEBT CONVERSION INDUCEMENT.    Debt conversion inducement expense for the nine month period ended September 30, 2002 was $576,653 resulting from shares issued to holders of the Debenture upon their conversion of a portion of the Debenture into shares of common stock in accordance with terms stipulated in the Debenture. There was no debt conversion inducement expense for the three months ended September 30, 2002 and the nine and three month periods ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, the Company used $441 for operating activities. These funds were available in a bank account in the beginning of the period. We believe we will be able to finance future operations from cash generated from additional proceeds from the Debenture. We are seeking to acquire business entities that will generate cash from operations.

There was a working capital deficiency of $79,197 at September 30, 2002. Working capital at September 30, 2001 was $23,807.

The Company’s operating activities used cash in the amount of $441 for the nine months ended September 30, 2002 as compared to cash used in the amount of $133,630 during the nine months ended September 30, 2001.

The Company had no investing activities for the nine month periods ended September 30, 2002 and 2001.

The Company had no financing activities for the nine months ended September 30, 2002. The Company generated $148,600 from financing activities for the nine months ended September 30, 2001 from the proceeds on the sale of stock.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits

Exhibit No.	Description

99	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

b.    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 14, 2002

INTRAC, INC

By:	/s/ ISAAC NUSSEN
Name: Isaac Nussen Title: President and Chief Executive Officer