Form 10KSB
period 2002-12-31
INTRAC INC
filed 2003-04-14
CIK 50710

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 2002

               [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-31114

                                  INTRAC, INC.
                                  ------------
                 (Name of small business issuer in its charter)

           Nevada                                  88-0471759
----------------------------            ----------------------------
  (State of Incorporation)              (I.R.S. Employer I.D. Number)

                    131 West 35th Street, New York, New York
               (Address of Principal executive offices) (Zip Code)

                    Issuer's telephone number (212) 736-0880

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     SHARES OF COMMON STOCK, PAR VALUE $.001
                                (Title of class)

The issuer has (1) filed all reports required to be filed by Section 13 or 15
(d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes[X] No [ ].

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

Revenues from continuing operations for the year ended December 31, 2002 were $-0-.

As of March 24, 2003, there were 99,989 shares of common stock outstanding, par value $.001 per share. The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on March 24, 2003 was $6,994.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X].

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2002

Item                                                                     Page
 PART I

 1.  Description of Business .........................................       3

 2.  Description of Property .........................................      15

 3.  Legal Proceedings ...............................................      16

 4.  Submission of Matters to a Vote of Security Holders .............      16

 PART II

 5.  Market for Common Equity and Related Stockholder Matters ........      16

 6.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations ...........................................      17

 7.  Financial Statements ............................................      19

 8.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure ............................................      20

 PART III

 9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act ...............      20

 10. Executive Compensation ..........................................      21

 11. Security Ownership of Certain Beneficial Owners and Management ..      22

 12. Certain Relationships and Related Transactions ..................      22

 13. Exhibits and Reports on Form 8-K ................................      24

 14. Controls and Procedures .........................................      25

 Signatures ..........................................................      26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

1. The Company

The Company was incorporated under the laws of the State of Nevada on September 6, 2000. Initially, the Company's plan was to manufacture, market and enhance a mini-Accronmotrac Vision Trainer. The mini-AVT was a patented electro-optical device that used the scientific principle of biofeedback to teach people how to voluntarily control or focus the muscle of the eye. Those operations have now ceased. On November 26, 2001, pursuant to a Stock Purchase Agreement, Continental Acquisition, Inc. ("Continental") acquired 6,650,000 shares of common stock of the Company. Pursuant to the terms and conditions of an Agreement of Merger dated December 20, 2001 among the Company, Intrac Acquisition Corp., a wholly-owned subsidiary of the Company ("Intrac Acquisition"), and Continental, the Company exchanged with the stockholders of Continental 6,650,000 shares of Common Stock of the Company for one hundred percent (100%) of the issued and outstanding shares of common stock of Continental and Continental was merged with and into Intrac Acquisition. The price was funded from the issuance of 8% Series Senior Subordinated Convertible Redeemable Debentures issued by the Company to various investors. The Company has no commercial operations as of the date hereof. The Company has no full-time employees and owns no real estate.

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

The Company's officers and directors are in contact with broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search is directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

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

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Nevada law to enter into such a transaction if:

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

9. Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

(c) REGULATION OF PENNY STOCKS. The Company's securities may be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

(n) NO INDEPENDENT AUDIT COMMITTEE OF BOARD OF DIRECTORS. The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company's Audit Committee. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company's outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under Rules proposed by the U.S. Securities and Exchange Commission on January 14, 2003 to implement these provisions of the Sarbanes-Oxley Act it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a "Listed Company" as defined therein. Notwithstanding, the final statutes, rules and regulations implementing the Sarbanes-Oxley Act have not been adopted in final form as of this time and the Company may ultimately be determined to not be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company's failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company's failure to be in compliance with the Sarbanes-Oxley Act could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

(o) VOTING CONTROL HELD BY OWNERS OF SERIES A PREFERRED STOCK. Pursuant to the Certificate of Designation for the Company's Series A Preferred Stock, the holders of the outstanding Series A Preferred Stock, among other preferences granted thereunder, shall have voting rights equal to an aggregate of 54% of the total shares entitled to vote by both (i) the holders of all of then then outstanding shares of Common Stock (whether or not such holders vote) and (ii) the holders of all the then outstanding shares of Series A Preferred Stock. As a result thereof, the holders of Series A Preferred Stock, as a group, have virtual control over all matters requiring the vote of a simple majority of the shareholders of the Company. (see Exhibit 4.1)

(p) INDEMNIFICATION OF OFFICERS AND DIRECTORS. Nevada Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

(q) DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

(r) LEVERAGED TRANSACTIONS. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

(s) COMPETITION. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

(t) NO FORESEEABLE DIVIDENDS. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

(u) LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

(v) RULE 144 SALES. All of the outstanding shares of Common Stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144 for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the common stock of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2002. On July 26, 2002, the Company filed with the Securities and Exchange Commission an Information Statement Pursuant to Section 14 (C) of the Securities Act of 1934 ("Information Statement") relative to certain action taken by written consent on June 24, 2002 of holders entitled to vote a majority of the aggregate shares of the Company's Common Stock and Series A Preferred Stock. Said Information statement is incorporated by reference.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company is a reporting company with the Securities and Exchange Commission and participates in the Over-the-Counter Bulletin Board Quotation Service maintained by the National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the NASDAQ Stock Market and prices for the Company's common stock is published on the OTCBB under the trading symbol "ITRD". The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of the Company's common stock. The following chart specifies monthly high and low quotations. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


         Month               Ask/High      Bid/Low      Close
         March 2003           $0.07         $0.07       $0.07
         February 2003        $0.07         $0.07       $0.07
         January 2003         $0.07         $0.07       $0.07
         December 2002        $0.08         $0.07       $0.07
         November 2002        $0.09         $0.08       $0.08
         October 2002         $0.09         $0.09       $0.09
         September 2002       $0.08         $0.09       $0.09
         August 2002          $0.30         $0.07       $0.08
         July 2002            $0.105        $0.05       $0.07

Such common stock is currently held of record by a total of approximately 40 persons.

On May 7, 2002, the Company executed a Certificate of Designation for the Company's Series A Preferred Stock. On May 31, 2002, the Company issued 200,000 shares of Series A Preferred Stock to the directors of the Company in lieu of their agreement to serve without compensation and provide certain facilities and services to the Company. Pursuant to such Certificate of Designation, the holders of the outstanding Series A Preferred Stock, among other preferences granted thereunder, have voting rights equal to an aggregate of 54% of the total shares entitled to vote by both (i) the holders of all of the then outstanding shares of Common Stock (whether or not such holders vote) and (ii) the holders of all the then outstanding shares of Series A Preferred Stock. As a result thereof, the holders of Series A Preferred

Stock, as a group, have virtual control over all matters requiring the vote of a simple majority of the shareholders of the Company. (see Exhibit 4.1)

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2002 AND FISCAL YEAR ENDED DECEMBER 31, 2001

The Company had no sales through December 31, 2002 and is considered a Development Stage Company.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $277,578 to $59,026 for the year ended December 31, 2002, from $336,604 for the year ended December 31, 2001. Costs decreased primarily due to lack of any operations and a corresponding reductions in salaries, office expense, consulting and legal fees . The Company's operations in the optical device field ceased in November 2001.

INTEREST EXPENSES. Interest expense in 2002 was $56,408 compared to $7,916 in 2002 primarily due to the fact that the Company's Debenture was outstanding for the entire year in 2002 compared to only a partial year in 2001. Interest expense on the Debenture includes both accrued interest and amortization of the discount on the Debenture.

BENEFICIAL CONVERSION FEATURE. Beneficial conversion feature and inducement expense for 2002 was $576,653 resulting from shares issued to holders of the Debenture upon their conversion of a portion of the Debenture to common stock in accordance with terms stipulated in the Debenture. Beneficial conversion feature and inducement expense in 2001 was $2,109,100.

LIQUIDITY AND CAPITAL RESOURCES

1. Liquidity

In the year ended December 31, 2002, the Company financed operations from cash on hand and an increase in accrued expenses. The Company is seeking to acquire business entities that will generate cash from operations.

The Company's Working Capital deficit was $2,791 at December 31, 2001. During 2002 the deficit increased by $76,391 to a deficit of $79,182 at December 31, 2002.

The Company's operating activities used cash in the amount of $1,440.00 for the year ended December 31, 2002 as compared to cash used in the amount of $538,127 during the year ended December 31, 2001.

The Company had no investing activities in 2002 or 2001.

The Company's financing activities generated $1,000 during the year ended December 31, 2002, as compared to cash generated of $538,600 during the year ended December 31, 2001. The principal source of cash from financing activities in 2002 was from proceeds of loans from shareholders.

For the fiscal year ending December 31, 2003, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

2. Plan of Operations and Need for Additional Financing

During the fiscal year ending December 31, 2003, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, retail inventory method, legal liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Financial Statements in the period they are determined to be necessary.

The Company is currently in the development stage and management believes, since it has only nominal assets and no known liabilities, there are currently no critical accounting policies which affect its more significant judgments and estimates used in the preparation of its Financial Statements.

ITEM 7. FINANCIAL STATEMENTS.

                                  INTRAC, INC.

                          AUDITED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                                   INTRAC, INC


                          INDEX TO FINANCIAL STATEMENTS


                                DECEMBER 31, 2002


AUDITORS OPINION FOR YEAR ENDED DECEMBER 31, 2001              FS-3

AUDITORS' OPINION FOR YEAR ENDED DECEMBER 31, 2002             FS-3A

CONDENSED BALANCE SHEETS DECEMBER 31, 2002 AND 2001            FS-4

CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR

  ENDED DECEMBER 31, 2002 AND 2001                             FS-5

CONDENSED STATEMENT OF STOCKHOLDERS DEFICIENCY                 FS-6

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS

  ENDED DECEMBER 31, 2002 AND 2001                             FS-7

NOTES TO THE FINANCIAL STATEMENTS                              FS-8
                                                               TO FS-15

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

CHAIFETZ & SCHREIBER, P.C

Certified Public Accountants

21 Harbor Park Drive N
Port Washington, NY 11050

To the Board of Directors
Intrac, Inc.
131 West 35th Street
New York, NY 10001

We hereby consent to the inclusion of our Independent Auditors' Report dated April 30, 2002, with respect to the financial statements of Intrac, Inc. for the year ended December 31, 2001, in the upcoming filing of its Form 10-KSB, for Intrac, Inc. for the year ended December 31, 2002

CHAIFETZ & SCHREIBER, P.C.

Port Washington, New York
April 11, 2003

INDEPENDENT AUDITORS' REPORT
----------------------------



The Board of Directors of
Intrac, Inc.

New York, NY



We have audited the accompanying balance sheet of Intrac, Inc. as of December 31, 2002 and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrac, Inc. as of December 31, 2002 and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Paritz and Company P.A.
Hackensack, New Jersey
March 5, 2003

                                      FS-3A

INTRAC, INC
CONDENSED BALANCE SHEET
DECEMBER 31,

                                                                2002          2001
                                                             ----------    ----------
              ASSETS
CURRENT ASSETS

     Cash                                                           100            542
                                                             ----------     ----------

TOTAL CURRENT ASSETS AND TOTAL ASSETS                               100            542
                                                             ==========     ==========

    LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
      Accrued expenses and sundry current liabilities            79,182          3,333
                                                             ----------     ----------

Total Current Liabilities                                        79,182          3,333

CONVERTIBLE DEBENTURE                                           325,000        328,333
                                                             ----------     ----------

TOTAL LIABILITIES                                               404,182        331,666

STOCKHOLDERS' EQUITY:
     Common stock- $.001 par value, 105,264 shares
      authorized
      99,989 shares issued and outstanding                          100         85,958
     Series A Preferred stock, $.001 par value
      5,000,000 shares authorized, 200,000 shares issued
      and outstanding                                               200              0
     Additional paid in capital                               3,112,447      2,407,660
     Accumulated deficit                                     (3,516,829)    (2,824,742)
                                                             ----------     ----------

Total Stockholders' deficiency                                 (404,082)      (331,124)

TOTAL LIABILITIES & STOOCKHOLDERS' DEFICIENCY                       100            542
                                                             ==========     ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

INTRAC, Inc.
CONDENSED STATEMENTS OF OPERATIONS


                                                                           Three Months Ended
                                              Year Ended December 31,          December 31,
                                              2002          2001            2002          2001
                                                     AUDITED                     UNAUDITED
REVENUES                                            0              0            0             0
                                            ---------    -----------     --------      --------
EXPENSES

     General and administrative                59,026        336,604        4,500       286,670
     Amortization and write down of
      goodwill and other intangibles                0        336,048            0         1,810
                                            ---------   ------------     ---------     --------

Total Expenses                                 59,026        672,652        4,500       288,480

LOSS FROM OPERATIONS                          (59,026)      (672,652)      (4,500)     (288,480)

OTHER INCOME (EXPENSE)
     Interest Income (Expense)                (56,408)        (7,916)      (5,917)          254
     Debt Conversion Inducement              (576,653)    (2,109,100)
     Other                                                     1,085                        800
                                            ---------   ------------     --------     ---------

TOTAL OTHER INCOME (EXPENSE)                 (633,061)    (2,115,931)      (5,917)        1,054

NET LOSS                                     (692,087)    (2,788,583)     (10,417)     (287,426)
                                            =========   ============     ========     =========

WEIGHTED AVERAGE SHARES                        99,264      2,857,631       99,264     9,500,646

Loss per Share                                 (6.97)          (0.98)       (0.10)        (0.03)



                        SEE NOTES TO FINANCIAL STATEMENTS

INTRAC, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                         Common Stock          Preferred Stock       Additional     Accumulated
                                     Shares        Amount     Shares     Amount    Paid in Capital    Deficit        Total

Balance, December 31, 2001         85,958,454       85,958                             2,407,660     (2,824,742)    (331,124)

Shares issued on debenture
 conversion                       863,928,572      863,929                              (245,000)                    618,929

Effect of 1 for 9,500 reverse
 stock split                     (949,787,037)    (949,787)                              949,787                           0

Preferred shares issued                                       200,000        200                                         200

Net loss                                                                                               (692,087)    (692,087)
                                -------------     --------  ----------   -------       ---------     ----------     --------

Balance December 31, 2002              99,989          100    200,000        200       3,112,447     (3,516,829)    (404,082)
                                =============     ========  ==========   =======       =========     ===========    ========



                        SEE NOTES TO FINANCIAL STATEMENTS

INTRAC, INC.

CONDENSED STATEMENT OF CASH FLOWS
DECEMBER 31,

                                                                     2002         2001
                                                                   --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     (692,087)  (2,818,583)
      Adjustments to reconcile net loss to net cash used by
           operating activities
      Debt conversion inducement                                    576,653    2,109,100
      Stock compensation                                                         151,975
      Amortization and write down of other intangibles                            11,465
      Amortization of discount on debenture                          28,611        4,583
      Increase in accrued expenses                                   85,381        3,333
                                                                   --------    ---------

Net cash used by operating activities                                (1,442)    (538,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from debenture                                                 390,000
     Additional paid in capital                                                  147,114
     Common stock issued                                                           1,486
     Advances from shareholders                                       1,000
                                                                   --------    ---------

Net cash provided by financing activities                             1,000      538,600

NET (DECREASE) INCREASE IN CASH                                        (442)         473

CASH- BEGINNING OF PERIOD                                               542           69
                                                                   --------    ---------

CASH- END OF PERIOD                                                     100          542
                                                                   ========    =========
     SUPPLEMEMTAL DISCLOSURES
      INTEREST PAID                                                     --           --
      INCOME TAXES PAID                                                 --           --

                        SEE NOTES TO FINANCIAL STATEMENTS

INTRAC, INC.
-------


NOTES TO FINANCIAL STATEMENTS
---------------------------------------


     1. ORGANIZATION

     Intrac, Inc. (the "Company") was organized September 6, 2000 (date of inception) under the laws of the State of Nevada, as Intrac, Inc. The Company has no operations and in accordance with SFAS#7, the Company is considered a Development Stage Company.

     ACQUISITION AND MERGER - On November 29, 2001, Continental Acquisition Inc. ("Continental"), a Delaware corporation, incorporated November 7, 2001, entered into a stock purchase agreement to purchase 6,650,000 shares of the Company's common stock held by a shareholder. This constituted approximately 66% of the 1,008,450 issued and outstanding shares of common stock of the Company. This transaction was completed on December 21, 2001. Subsequently, Continental merged into Intrac Acquisition Corp. ("Acquisition Corp."), a Nevada corporation incorporated on November 28, 2001, formed solely for this purpose.

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

NOTES TO FINANCIAL STATEMENTS
---------------------------------------


     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and ssumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     CASH AND CASH EQUIVALENTS - The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For the purposes of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no equivalents as of December 31, 2002.

     REVENUE RECOGNITION - The Company recognizes revenue on the accrual basis and in accordance with the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

NOTES TO FINANCIAL STATEMENTS
---------------------------------------


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

     GOODWILL AND OTHER INTANGIBLE ASSETS - Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Prior to the Merger, Intrac, Inc. acquired certain technology related intangible assets. In addition, in connection with the Merger, the Company recognized goodwill. As of December 31, 2002, the remaining carrying value of such goodwill and other intangibles was considered to be fully impaired and, accordingly, was written down. Such impairment arose from the Company's decision not to pursue the development of the technology acquired and the Company's substantial operating loss.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accrued interest and debenture payable. Fair values were assumed to approximate carrying values for cash and accrued interest because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. Fair value of the debenture payable was assumed to approximate its carrying value due to the conversion feature of the debenture.

NOTES TO FINANCIAL STATEMENTS
---------------------------------------

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     EARNINGS PER SHARE - The Company follows Statement of Financial Accounting Standards No. 128. Earnings Per Share (SFAS No. 128). Basic earnings per common share (EPS) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilative common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As of December 31, 2001 and 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

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

NOTES TO FINANCIAL STATEMENTS
---------------------------------------

     3. INCOME TAXES

     The Company has available at December 31, 2002, unused operating loss carryforwards of approximately $775,000, which may be applied against future taxable income and which expire in various years through 2022. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $765,000) at December 31, 2002 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

     The following table reflects the Company's deferred tax assets and (liabilities) at December 31, 2002:

          Net operating loss deduction               $765,000
          Valuation allowance                         765,000
                                                     --------
          Net deferred asset                         $  --
                                                     ========

     The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:


                                                                    2002              2001
                                                                  --------          --------
          Income tax (benefit) computed at statutory rate       (1,008,000)         (958,000)
          Effect of permanent differences                          765,000           717,000
          Tax benefit not recognized                               243,000            41,000
                                                                ----------        ----------
          Provision for income taxes (benefit)                  $    --                --
                                                                ==========        ==========

NOTES TO FINANCIAL STATEMENTS
---------------------------------------

     4. CONVERTIBLE DEBENTURE

     On December 4, 2001, Continental issued its 8% Series SPA Senior Subordinated Convertible Redeemable Debenture ("Debenture") in the amount of $1,000,000, due November 30, 2003, pursuant to a Securities Subscription Agreement that was assigned to and assumed by the Company in the merger with Acquisition Corp. and Continental (see Note 1). Proceeds from the sale of $500,000 of this Debenture were $390,000. The resultant discount of $110,000 is being amortized as interest expense over the term of the Debenture.

     The Debenture is convertible into shares of the Company's Common Stock. The holder of this Debenture is entitled, at its option at any time, to convert all or any amount over $5,000 of the principal face amount of this Debenture into freely tradable shares of common stock of the Company without restrictive legend of any nature ("Common Stock"), at a conversion price ("Conversion Price") for each share of Common Stock calculated at certain prices in accordance with terms stipulated in the Debenture. At any time after 90 days of the date of this Debenture the Company shall have the option to pay to the holder 150% of the principal amount of the Debenture, in full, to the extent conversion has not occurred. During December 2001, $84,950 face amount of such Debenture was converted into common stock. During the first quarter of 2002, the Company converted $54,200 of the Debenture into 863,928,572 shares of the Company's common stock with the recording of $576,653 beneficial convertible features.

     5. STOCKHOLDERS' EQUITY

     On March 26, 2001, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 1,486,000 shares of its $0.001 par value common stock ("Common Stock") at a price of $0.10 per share for total cash of $148,600. In October 2001, the Company effected a 1 for 10 reverse split of its common stock. During December 2001, the Board of Directors of the Company approved an increase in the number of authorized shares of Common Stock, par value $.001 per share, whereby the number of authorized shares of Common Stock was increased from 20,000,000 to 500,000,000, par value

NOTES TO FINANCIAL STATEMENTS
---------------------------------------

     5. STOCKHOLDERS' EQUITY (Continued)

     $.001 per share. On February 28, 2002, the Board of Directors of the Company approved an increase in the number of authorized shares of Common Stock, par value $.001 per share, from 500,000,000 to 1,000,000,000 par value $.001 per share. During the first quarter of 2002, the Company converted $54,200 of its Debentures into 863,928,572 shares of the Company's Common Stock par value $.001 per share with the recording of $576,653 beneficial convertible features. On June 24, 2002,the Company authorized a 1-for-9,500 reverse stock split of the Company's issued and outstanding Common Stock and a corresponding decrease in the number of authorized shares of the Company's Common Stock to be effective on July 5,2002. As of December 31, 2002,there were 105,264 shares of Common Stock authorized and 99,989 shares of Common Stock issued and outstanding. The weighted average shares and earnings per share give retroactive effect to these transactions for all periods shown.

     The Company is authorized to issue 5,000,000 shares of its $0.001 par value Preferred Stock. On May 31, 2002, the Company issued 200,000 shares of its $0.001 Series A Preferred Stock to the directors of the Company in lieu of the directors' agreement to serve without compensation and provide certain facilities and services to the company.

     6. GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred a net loss during the period ended December 31, 2002 of $(692,087). In addition, the Company's development activities since inception have been financially sustained by capital contributions and issuance of the Debenture.

NOTES TO FINANCIAL STATEMENTS
---------------------------------------


     6. GOING CONCERN (Continued)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective October 31, 2002, the Registrant changed its independent auditor from Chaifetz & Schreiber, P.C. to Paritz & Company, P.A. The Company incorporates by reference its Form 8-K filed with the Securities and Exchange Commission on November 15, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

1. Management

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees. The Directors and Officers of the Company assumed their positions in November 2001. There is no immediate family relationship between or among any of the Directors, Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his position.


     Name            Age      Position(s) with the Company
  -------------     -----    ------------------------------
  Isaac Nussen       51       President and Director

  George Weiss       61       Secretary and Director

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

Audit Committee.

The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company's Audit Committee. Given that the Company does not currently have any operations and has only two directors, it is unfeasible for the Company to implement an independent Audit Committee or to include an "audit committee financial expert" as a member of such a committee. Concurrent with the completion of a transaction with another company, the Company would intend to appoint additional independent directors of the Company to serve as its audit committee, including an "audit committee financial expert". The Company believes that under Rules proposed by the U.S. Securities and Exchange Commission to implement provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a "Listed Company" as defined therein.

Code of Ethics

The Company has not implemented a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or other persons performing similar functions because it does not have any operations or full-time employees. Prior to the completion of a transaction with another company, the Company would intend to implement an appropriate Code of Ethics.

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

                                  Number of Shares Owned
     Name and Address                  Beneficially       Percent of Class Owned
     ----------------             ----------------------  ----------------------
     Isaac Nussen (1)                       35                        *
     131 West 35th Street
     New York, New York

     George Weisz (1)                       35                        *
     131 West 35th Street
     New York, New York

     All directors and executive officers
     As a group (2 persons)                 70

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

3. Issuance of Series A Preferred Stock and Change of Control

On May 31, 2002, the Company issued 200,000 shares of its $0.001 Series A Preferred Stock (the "Preferred Shares") to the directors of the Company in lieu of the directors' agreement to serve without compensation and provide certain facilities and services to the company. Effective August 22, 2002, G4, LLC, K-Krew, Inc. and Auberry Trading, Inc. (the "Purchasers"), acquired the Preferred Shares from the directors. The consideration paid for such shares was shares of Common Stock of the Registrant beneficially owned by the Purchasers. Pursuant to the terms of the Series A Preferred stock, the holders of Series A Preferred stock shall be entitled to vote on all matters on which the holders of Common Stock shall be entitled to vote, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class. Moreover, as to any matter which holders of Series A Preferred shall be entitled to vote, holders of the outstanding Series A Preferred shall have voting rights equal to an aggregate of 54% of the total shares entitled to vote by both (i) the holders of all of the then outstanding shares of Common Stock (whether or not such holders vote); and (ii) the holders of all the then outstanding shares of Series A Preferred. Concurrent with the aforementioned transaction, the Company entered into a letter agreement with the holders of the Company's Debentures, pursuant to which the then Debenture holders agreed to sell their Debentures to the Purchasers for an aggregate purchase price of $300,000, which roughly approximated at that time the principal amount due under the Debentures together with accrued interest. Simultaneously, the new holders of the Debentures agreed to amend the terms of the Debentures as follows:

     1) The new Debenture holders agreed not to convert their Debentures until such time as the Company had entered into a merger or reorganization with a company which has an operating business, on such terms and conditions as the Board of Directors of the Company shall agree and approve,

     2) The new Debenture holders and the Company agreed that at such time as the Debentures are converted, the entire amount outstanding under the Debentures, including accrued but unpaid dividends through the date of conversion would convert into 3,600,000 shares of Common Stock of the Company or the company surviving the consummation of a merger or reorganization involving the Company,

     3) Notwithstanding the foregoing, the new Debenture holders acknowledged that, based on the valuation of a company which the Company may acquire through merger or reorganization (no such company being currently identified) the terms of the Debenture, including the number of shares into which the Debentures could be converted may need to be amended to accurately reflect such valuation. For this purpose, the new Debenture holders appointed certain representatives as their designees for the purpose of negotiating with the Company any further amendments to the terms of the Debentures and

     4) The new Debenture holders waived any and all rights, title and interest to any dividends, whether currently accrued but unpaid or to accrue in the future under the terms of the Debentures.

     In connection with the aforementioned transactions, certain expenses were incurred, some of which were paid by the new Debenture holders and new Series A Preferred holders and others which were accrued by the Registrant. (see Exhibits
10.3 and 10.4)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                           Document

---------------  ----------------------------------------------------
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

    3.2          Bylaws (incorporated by reference from Registration
                 Statement on Form 10-SB filed with the Securities and Exchange Commission on March 19, 2001).


      4.1  Certificate of Designation of Intrac, Inc.--Series A Preferred Stock
           (available on request from the Company)


     10.1  Stock Purchase Agreement dated November 26, 2001 among Joseph B.
           Trachtman, Intrac, Inc. and Continental Acquisition, Inc.
           (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2001.)

     10.2  Debentures dated December 4, 2001. (incorporated by Reference from
           Form 10-KSB filed with the Securities and Exchange Commission on May
           3, 2002)

     10.3 Securities Purchase Agreement dated as of July 23, 2002, by and between Intrac, Inc., Isaac Nussen, George Weisz and certain
           Purchasers

     10.4  Letter dated July 30, 2002 from Intrac, Inc. to Rosebury Investments,
           Ltd., As agent.

     16.1 Letter on change of certifying accountant (incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on November 15, 2002).

       99  Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
           Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(b) A report on Form 8-K was filed by the Company on November 14, 2002 during the last quarter of its fiscal year ending December 31, 2002, reporting changes in the control of the Company and a change in the Company's certifying accountant.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and15(d)-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's chief executive officer concluded that the Company's disclosure controls and procedures are (i) designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) operating in an effective manner.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

Dated: April 14, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Isaac Nussen
   --------------------------------
        Isaac Nussen                     Dated: April 14, 2003
        President and Director



By: /s/ George Weiss
   --------------------------------
        George Weiss                     Dated: April 14, 2003
        Secretary and Director

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Isaac Nussen, President and Chief Executive Officer of Intrac, Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Intrac, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this 3 annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining 4 disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to a the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within

          90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, 5 to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely a affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003


      /s/ ISAAC NUSSEN
--------------------------------------
          Isaac Nussen
President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, George Weisz, Chief Financial Officer of Intrac, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Intrac, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this 3 annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining 4 disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to a the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, 5 to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely a affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003


       /s/ GEORGE WEISZ
---------------------------------
           George Weisz
     Chief Financial Officer