Form 10QSB
period 2003-03-31
INTRAC INC
filed 2003-05-15
CIK 50710

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________.

Commission file number   0-31114

INTRAC, INC.

(Exact name of small business issuer in its charter)

Nevada	88-0741759

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

          The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of May 12, 2003 is 99,989.

Transitional Small Business Disclosure Format (check one):

YES ☐	NO ☒

Form 10-QSB

INTRAC, INC.

For the Quarter ended September 30, 2002

INTRAC, INC.

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2003

	3/31/03 (unaudited)	12/31/02 (audited)

ASSETS
CURRENT ASSETS:
Cash	$100	$100

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accrued interest and other expenses	$84,182	$79,182

TOTAL CURRENT LIABILITIES	84,182	79,182

Convertible debenture	338,750	325,000

TOTAL LIABILITIES	422,932	404,182

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value 105,264 shares authorized 99,898 shares issued and outstanding	100	100
Series A Preferred Stock, $.001 par value 5,000,000 shares authorized 200,000 shares issued and outstanding	200	200
Additional paid-in capital	3,112,447	3,112,447
Accumulated Deficit	(3,535,579)	(3,516,829)

TOTAL STOCKHOLDERS’ DEFICIENCY	(422,832)	(404,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$100	$100

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2003	2002

REVENUES	$—	$—
EXPENSES:
General and administrative	5,000	20,872
Amortization and write-down of goodwill and other intangibles	—	—

TOTAL EXPENSES	5,000	20,872

LOSS FROM OPERATIONS	(5,000)	(20,872)

OTHER INCOME (EXPENSE)
Interest income (expense)	(13,750)	(17,282)
Debt conversion inducement	—	(576,653)
Other	—	—

TOTAL OTHER INCOME (EXPENSE)	(13,750)	(593,935)

NET LOSS	$(18,750)	$(614,807)

WEIGHTED AVERAGE SHARES	99,989	486,364,010

LOSS PER SHARE	$(0.19)	$(0.00)

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,750)	$(614,807)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt conversion inducement	—	576,653
Stock compensation	—	—
Amortization and write down of other intangibles	—	—
Amortization of discount on debenture	13,750	9,817
Increase in accrued expenses	5,000	27,895

NET CASH USED BY OPERATING ACTIVITIES	—	(442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debenture	—	—
Additional paid in capital	—	—
Common stock issued	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET (DECREASE) INCREASE IN CASH	—	(442)
CASH- BEGINNING OF PERIOD	100	542

CASH- END OF PERIOD	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$—

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

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on April 14, 2003.

2.          CONVERTIBLE DEBENTURE

During the three months ended March 31, 2003, the Company recorded no conversions of its Convertible Debenture and recorded interest expense of $13,750 on account of amortization of the discount on the original issuance of Convertible Debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2002.

The Company had no operations and therefore no revenues for the three month periods ended March 31, 2003 and 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses Decreased by $15,872 to $5,000 for the three months ended March 31, 2003, from $20,872 for the three months ended March 31, 2002. Costs decreased primarily due to the lack of ongoing operations and decreased costs of maintaining the Company.  The Company ceased its prior operations in November 2001.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2003 and March 31, 2002 were $13,750 and $17,282, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon.  There was no interest Income in either period.

DEBT CONVERSION INDUCEMENT. Debt conversion inducement expense for the three month period ended March 31, 2002 was $576,653 resulting from shares issued to holders of the Debenture upon their conversion of a portion of the Debenture into shares of common stock in accordance with terms stipulated in the Debenture. There was no debt conversion inducement expense for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2003, the Company used $0 for operating activities as compared to cash used in the amount of $442 during the three months ended March 31, 2002. We intend to finance future operations from advances from shareholders and cash generated from additional proceeds from the Debenture. Notwithstanding, there are no guarantees that any additional cash will be generated from these sources or from any others.  We are seeking to acquire business entities that will generate cash from operations.

There was a working capital deficit of $84,082 at March 31, 2003.  The Company’s working capital deficit at March 31, 2002 was $31,128.

The Company had no investing activities for the three month periods ended March 31, 2003 and 2002.

The Company had no financing activities for the three month periods ended March 31, 2003 and March 31, 2002.

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

             The Company does not have an independent Audit Committee of its Board of Directors.  The entire Board of Directors functions as the Company’s Audit Committee.  The Sarbanes-Oxley Act of 2002  (“Sarbanes-Oxley Act”) and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors.  The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee.  At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees.  The Company believes that under the Rules of the U.S. Securities and Exchange Commission which implement these provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein.  Notwithstanding, the Company may ultimately be determined to not be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance.  Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance.

Item 6.	Exhibits and Reports on Form 8-K

	a.		Exhibits

	Exhibit No.		Description

	99		Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	b.		Reports on Form 8-K.

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2003

INTRAC, INC.

By:	/s/ ISAAC NUSSEN

Name:	Isaac Nussen
Title:	President and Chief Executive Officer