Form 10QSB
period 2003-06-30
INTRAC INC
filed 2003-08-08
CIK 50710

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 0-31114

INTRAC, INC.

(Exact name of small business issuer in its charter)

Nevada	88-0741759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 VARICK, 13TH FLOOR, NEW YORK, NEW YORK 10014

(Address of principal executive offices)

(212) 807-6994

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

YES  ☒     NO  ☐

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of August 5, 2003 is 99,989.

Transitional Small Business Disclosure Format (check one):

YES  ☐     NO  ☒

Form 10-QSB

INTRAC, INC.

For the Quarter ended June 30, 2003

Part I.          Financial Information Page

Item 1.         Condensed Financial Statements.

INTRAC, INC.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2003

ASSETS

	6/30/03	12/31/02
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$100	$100

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accrued interest and other expenses	$34,606	$79,182

TOTAL CURRENT LIABILITIES	34,606	79,182

Convertible debenture	352,500	325,000

TOTAL LIABILITIES	387,106	404,182

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value 500,000,000 shares authorized 99,989 shares issued and outstanding	100	100
Series A Preferred Stock, $.001 par value 5,000,000 shares authorized 200,000 shares issued and outstanding	200	200
Additional paid-in capital	3,138,924	3,112,447
Accumulated Deficit	(3,526,230)	(3,516,829)

TOTAL STOCKHOLDERS’ DEFICIENCY	(387,006)	(404,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$100	$100

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES
Revenues	$—	$—	—	$—
Forgiveness of Indebtedness	36,715	—	36,715	—

TOTAL REVENUES:	36,715	—	36,715	—

EXPENSES:
General and administrative	13,616	31,811	18,616	52,683

TOTAL EXPENSES	13,616	31,811	18,616	52,683

PROFIT (LOSS) FROM OPERATIONS	23,099	(31,811)	18,099	(52,683)

OTHER INCOME (EXPENSE)
Interest income (expense)	(13,750)	(16,304)	(27,500)	(33,586)
Debt conversion inducement	—	—	—	(576,653)

TOTAL OTHER INCOME (EXPENSE)	(13,750)	(16,304)	(27,500)	(610,239)

NET PROFIT (LOSS)	$9,349	$(48,115)	$(9,401)	$(662,922)

WEIGHTED AVERAGE SHARES	99,989	949,887,026	99,989	718,577,239

PROFIT (LOSS) PER SHARE	$0.09	$(0.00)	$(0.09)	$(0.00)

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,401)	$(662,922)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt conversion inducement	—	576,653
Amortization of discount on debenture	27,500	18,924
Increase (Decrease) in accrued expenses	(44,576)	66,903

NET CASH USED BY OPERATING ACTIVITIES	(26,477)	(442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in additional paid in capital	26,477	—

Net cash provided by financing activities	26,477	—

NET (DECREASE) INCREASE IN CASH	—	(442)
CASH— BEGINNING OF PERIOD	100	542

CASH— END OF PERIOD	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002:
Conversion of Debenture into Common Stock	$—	$618,929

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

The results of operations for the six and three month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on April 14, 2003.

2. CONVERTIBLE DEBENTURE

During the six and three months ended June 30, 2003, the Company recorded no conversions of its Convertible Debenture and recorded interest expense of $27,500 and $13,750, respectively, for the six and three months ending June 30, 2003 on account of amortization of the discount on the original issuance of Convertible Debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2003 COMPARED TO THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2002.

REVENUES. The Company had no operations and therefore no operating revenues for the six and three month periods ended June 30, 2003 and 2002. During the three months ended June 30, 2003, the Company recorded $36,715 forgiveness of indebtedness as a result of the compromise of certain accrued expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $34,067 to 18,616 for the six months ended June 30, 2003, from $52,683 for the six months ended June 30, 2002. General and administrative expenses decreased by $18,195 to $13,616 for the three months ended June 30, 2003, from $31,811 for the three months ended June 30, 2002. Costs decreased primarily due to the lack of ongoing operations and decreased costs of maintaining the Company. The Company ceased its prior operations in November 2001.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2003 and June 30, 2002 were $27,500 and $33,586, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. There was no interest Income in either period. Interest expense for the three months ended June 30, 2003 and June 30, 2002 were $13,750 and $16,304, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. There was no interest Income in either period.

DEBT CONVERSION INDUCEMENT. Debt conversion inducement expense for the six month period ended June 30, 2002 was $576,653 resulting from shares issued to holders of the Debenture upon their conversion of a portion of the Debenture into shares of common stock in accordance with terms stipulated in the Debenture. There was no debt conversion inducement expense for the three months ended June 30, 2002 and for the six and three month periods ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2003, the Company used $26,477 cash for operating activities as compared to cash used in the amount of $442 during the six months ended June 30, 2002. We intend to finance future operations from advances from shareholders and cash generated from additional proceeds from the Debenture. Notwithstanding, there are no guarantees that any additional cash will be generated from these sources or from any others. We are seeking to acquire business entities that will generate cash from operations.

There was a working capital deficit of $34,506 at June 30, 2003. The Company’s working capital deficit at June 30, 2002 was $70,136.

The Company had no investing activities for the three-month periods ended June 30, 2003 and June 30, 2002.

During the three months ended June 30, 2003, shareholders of the Company directly incurred costs and expenses of $26,477. No new shares were issued. The Company had no financing activities for the three month period ended June 30, 2002.

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

Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (CEO)

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (CFO)

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2003

Intrac, Inc.

By:	/s/ Isaac Nussen
Name: Isaac Nussen Title: President and Chief Executive Officer