Form 10QSB
period 2003-09-30
INTRAC INC
filed 2003-11-13
CIK 50710

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES  ☒    NO  ☐

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of November 4, 2003 is 99,989.

Transitional Small Business Disclosure Format (check one):

YES  ☐    NO  ☒

Form 10-QSB

INTRAC, INC.

For the Quarter ended September 30, 2003

Part I.          Financial Information Page

Item 1.         Condensed Financial Statements.

INTRAC, INC.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2003

ASSETS

	9/30/03	12/31/02
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$100	$100

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accrued interest and other expenses	$41,191	$79,182

TOTAL CURRENT LIABILITIES	41,191	79,182

Convertible debenture	366,250	325,000

TOTAL LIABILITIES	407,441	404,182

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value 500,000,000 shares authorized 98,989 shares issued and outstanding	100	100
Series A Preferred Stock, $.001 par value 5,000,000 shares authorized 200,000 shares issued and outstanding	200	200
Additional paid-in capital	3,138,924	3,112,447
Accumulated Deficit	(3,546,565)	(3,516,829)

TOTAL STOCKHOLDERS’ DEFICIENCY	(407,341)	(404,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$100	$100

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES
Revenues	$—	$—	$—	$—
Forgiveness of Indebtedness	—	—	36,715	—

TOTAL REVENUES:	—	—	36,715	—

EXPENSES:
General and administrative	6,585	1,843	25,201	54,526

TOTAL EXPENSES	6,585	1,843	25,201	54,526

PROFIT (LOSS) FROM OPERATIONS	(6,585)	(1,843)	11,514	(54,526)

OTHER INCOME (EXPENSE)
Interest income (expense)	(13,750)	(16,905)	(41,250)	(50,491)
Debt conversion inducement	—	—	—	(576,653)

TOTAL OTHER INCOME (EXPENSE)	(13,750)	(16,905)	(41,250)	(627,144)

NET PROFIT (LOSS)	$(20,335)	$(18,748)	$(29,736)	$(681,670)

WEIGHTED AVERAGE SHARES	99,989	949,887,026	99,989	99,887,670

PROFIT (LOSS) PER SHARE	$(0.20)	$(0.00)	$(0.30)	$(0.00)

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,736)	$(681,670)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt conversion inducement	—	576,653
Amortization of discount on debenture	41,250	28,612
Increase (Decrease) in accrued expenses	(37,991)	75,964

NET CASH USED BY OPERATING ACTIVITIES	(26,477)	(441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in additional paid in capital	26,477	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,477	—

NET (DECREASE) INCREASE IN CASH	—	(441)
CASH— BEGINNING OF PERIOD	100	541

CASH— END OF PERIOD	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002:
Conversion of Debenture into Common Stock	$—	$618,929

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

The results of operations for the nine and three month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on April 14, 2003.

2. CONVERTIBLE DEBENTURE

During the nine and three months ended September 30, 2003, the Company recorded no conversions of its Convertible Debenture and recorded interest expense of $41,250 and $13,750, respectively, for the nine and three months ending September 30, 2003 on account of amortization of the discount on the original issuance of Convertible Debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002.

REVENUES. The Company had no operations and therefore no operating revenues for the nine and three month periods ended September 30, 2003 and 2002. During the three months ended September 30, 2003, the Company recorded $36,715 forgiveness of indebtedness as a result of the compromise of certain accrued expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $29,325 to $25,201 for the nine months ended September 30, 2003, from $54,526 for the nine months ended September 30, 2002. General and administrative expenses increased slightly by $4,742 to $6,585 for the three months ended September 30, 2003, from $1,843 for the three months ended September 30, 2002. Costs decreased over the nine months ended September 30, 2003 primarily due to the lack of ongoing operations and decreased costs of maintaining the Company. Costs for the three months ended September 30, 2003 and the comparable period the prior year were relatively unchanged. The Company ceased its prior operations in November 2001.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2003 and September 30, 2002 were $41,250 and $50,491, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. Interest expense for the three months ended September 30, 2003 and September 30, 2002 were $13,750 and $16,905, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. There was no interest Income in either period.

DEBT CONVERSION INDUCEMENT. Debt conversion inducement expense for the nine month period ended September 30, 2002 was $576,653 resulting from shares issued to holders of the Debenture upon their conversion of a portion of the Debenture into shares of common stock in accordance with terms stipulated in the Debenture. There was no debt conversion inducement expense for the three months ended September 30, 2002 and for the nine and three month periods ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003, the Company used no cash for operating activities as compared to cash used in the amount of $441 during the nine months ended September 30, 2002. We intend to finance future operations from advances from shareholders and cash generated from additional proceeds from the Debenture. Notwithstanding, there are no guarantees that any additional cash will be generated from these sources or from any others. We are seeking to acquire business entities that will generate cash from operations.

There was a working capital deficit of $41,090 at September 30, 2003. The Company’s working capital deficit at September 30, 2002 was $79,082.

The Company had no investing activities for the three-month periods ended September 30, 2003 and September 30, 2002.

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

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information.

Board of Directors and Officers. On August 11, 2003, the Board of Directors of the Company appointed Royce Diener and Geoffrey Alison as additional directors of the Company, such appointment to be effective as of such date. Immediately thereafter, the Board of Directors accepted the resignation of Isaac Nussen as President and Chief Executive Officer and the Board of Directors then appointed Royce Diener as President and Chief Executive Officer to serve until the next election of the Board of Directors. Concurrently, the Board of Directors accepted the resignation of George Weisz as Secretary and Chief Financial Officer and the Board of Directors then appointed Geoffrey Alison as Secretary and Chief Financial Officer to serve until the next election of the Board of Directors. Immediately thereafter, Isaac Nussen and George Weisz tendered their respective resignations as directors of the Company, effective immediately, which was then accepted by the Board of Directors.

Board of Directors Audit Committee. The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company’s Audit Committee. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under the Rules of the U.S. Securities and Exchange Commission which implement these provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein. Notwithstanding, the Company may ultimately be determined to not be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance.

Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

Intrac, Inc.

By:	/s/ Royce Diener
Name: Royce Diener Title: President and Chief Executive Officer