Form 10KSB
period 2003-12-31
INTRAC INC
filed 2004-02-04
CIK 50710

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-31114

INTRAC, INC.

(Name of small business issuer in its charter)

Nevada	88-0471759
(State of Incorporation)	(I.R.S. Employer I.D. Number)

180 Varick Street, 13th Floor, New York, New York 10014

(Address of Principal executive offices) (Zip Code)

Issuer’s telephone number (212) 807-6994

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

SHARES OF COMMON STOCK, PAR VALUE $.001

(Title of class)

The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

Revenues from continuing operations for the year ended December 31, 2003 were $-0-.

As of January 28, 2004, there were 99,989 shares of common stock outstanding, par value $.001 per share. The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on January 28, 2004 was $14,998.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒.

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2003

2

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

1. The Company

The Company was incorporated under the laws of the State of Nevada on September 6, 2000. Initially, the Company’s plan was to manufacture, market and enhance a mini-Accronmotrac Vision Trainer. The mini-AVT was a patented electro-optical device that used the scientific principle of biofeedback to teach people how to voluntarily control or focus the muscle of the eye. Those operations ceased in 2001. On November 26, 2001, pursuant to a Stock Purchase Agreement, Continental Acquisition, Inc. (“Continental”) acquired 6,650,000 shares of common stock of the Company. Pursuant to the terms and conditions of an Agreement of Merger dated December 20, 2001 among the Company, Intrac Acquisition Corp., a wholly-owned subsidiary of the Company (“Intrac Acquisition”), and Continental, the Company exchanged with the stockholders of Continental 6,650,000 shares of Common Stock of the Company for one hundred percent (100%) of the issued and outstanding shares of common stock of Continental and Continental was merged with and into Intrac Acquisition. The price was funded from the issuance of 8% Series Senior Subordinated Convertible Redeemable Debentures issued by the Company to various investors. The Company has no commercial operations as of the date hereof. The Company has no full-time employees and owns no real estate.

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company’s principal shareholders are in contact with broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company’s existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company’s search is directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on NASDAQ SmallCap Market or a stock exchange (See “Investigation and Selection of Business Opportunities”). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company’s judgment, none of its officers and directors would thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers, directors or principal shareholders are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Nevada law to enter into such a transaction if:

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

2. Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon the principal shareholders’ analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company’s limited financial resources. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

It is emphasized that the Company may effect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders’ advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s principal shareholders, who are not professional business analysts. Although there are no current plans to do so, the Company might hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since the Company has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fees the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission. See “Risk Factors—The Company Regulation of Penny Stocks.”

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

In regard to the possibility that the shares of the Company would qualify for listing on the NASDAQ SmallCap Market, the current standards include the requirements that the issuer of the securities satisfy, among other requirements, certain minimum levels of shareholder equity, market value or net income. Many of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ SmallCap Market listing criteria.

Not one of the factors described above will be controlling in the selection of a business opportunity, and the Company will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, the Company’s principal shareholders may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations. See “Risk Factors - Regulation of Penny Stocks.”

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities currently available.

3. Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders. (See “Description of Business - General”).

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition but will generally not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that the principal shareholders may offer to sell a controlling interest at a price not relative to or reflective of a price which could be achieved by individual shareholders at the time.

4. Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “investment company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

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

7. Administrative Offices

The Company currently maintains a mailing address at 180 Varick Street, 13th Floor, New York, New York 10014 . Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

8. Employees

The Company currently has no employees. The Company expects to use its principal shareholders, consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it’s activities are limited to seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company’s officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See “Executive Compensation” and under “Certain Relationships and Related Transactions.”

9. Risk Factors

(a) CONFLICTS OF INTEREST. Certain conflicts of interest may exist between the Company and its officers, directors and principal shareholders. They have other business interests to which they devote their attention, and they will devote little time to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Management” and “Conflicts of Interest.”

(b) NEED FOR ADDITIONAL FINANCING. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company’s funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

(c) REGULATION OF PENNY STOCKS. The Company’s securities may be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

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

(e) NO ASSURANCE OF SUCCESS OR PROFITABILITY. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s Common Stock will be increased thereby.

(f) POSSIBLE BUSINESS - NOT IDENTIFIED AND HIGHLY RISKY. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company’s acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss of investment to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 “Description of Business.”

(g) TYPE OF BUSINESS ACQUIRED. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

(h) IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION. The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Decisions will therefore likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company’s participation. A significant portion of the Company’s available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

(i) LACK OF DIVERSIFICATION. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

(j) RELIANCE UPON FINANCIAL STATEMENTS. The Company generally will require audited financial statements from companies that it proposes to acquire. In cases where no audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies’ management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company’s securities.

Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the “Commission”) and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange.

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

(l) LIMITED PARTICIPATION OF MANAGEMENT. The Company currently has only two individuals who are serving as its officers and directors on a very limited-time basis. The Company is therefore heavily dependent upon the skills, talents, and abilities of the principal shareholders to implement its business plan. See “Management.”

(m) LACK OF CONTINUITY IN MANAGEMENT. The Company does not have any employment agreements with its officers and directors, and as a result, there is no assurance they will continue to be associated with the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

(n) NO INDEPENDENT AUDIT COMMITTEE OF BOARD OF DIRECTORS. The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company’s Audit Committee. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and rules and regulations adopted by the U.S. Securities and Exchange Commission Rules to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under rules and regulations adopted by the U.S. Securities and Exchange Commission to implement these provisions of the Sarbanes-Oxley Act it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein. Notwithstanding, the Company may ultimately be determined not to be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company’s failure to be in compliance with the Sarbanes-Oxley Act could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

(o) VOTING CONTROL HELD BY OWNERS OF SERIES A PREFERRED STOCK. Pursuant to the Certificate of Designation for the Company’s Series A Preferred Stock, the holders of the outstanding Series A Preferred Stock, among other preferences granted thereunder, shall have voting rights equal to an aggregate of 54% of the total shares entitled to vote by both (i) the holders of all of the then outstanding shares of Common Stock (whether or not such holders vote) and (ii) the holders of all the then outstanding shares of Series A Preferred Stock. As a result thereof, the holders of Series A Preferred Stock, as a group, have virtual control over all matters requiring the vote of a simple majority of the shareholders of the Company. (see Exhibit 4.1)

(p) INDEMNIFICATION OF OFFICERS AND DIRECTORS. Nevada Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

(q) DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the Company’s officers, directors and principqal shareholders, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, such persons may be affiliates of the Company, if they are able to provide the required services.

(r) LEVERAGED TRANSACTIONS. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company’s exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

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

(u) LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company’s authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company’s stockholders and management would control the Company, and the Company’s board of directors and management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

(v) RULE 144 SALES. All of the outstanding shares of Common Stock held by present officers, directors, and stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144 for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 180 Varick Street, 13th Floor, New York, New York 10014. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

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

No matters were submitted to a vote of the Company’s stockholders during the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company is a reporting company with the Securities and Exchange Commission and participates in the Over-the-Counter Bulletin Board Quotation Service maintained by the National Association of Securities Dealers, Inc. (“OTCBB”). The OTCBB is an electronic quotation medium for securities traded outside of the NASDAQ Stock Market and prices for the Company’s common stock is published on the OTCBB under the trading symbol “ITRD”. The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of the Company’s common stock. The following chart specifies quarterly high, low ad closing quotations. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	Ask/High	Bid/Low	Close
4th Quarter 2003	$0.20	$0.15	$0.15
3rd Quarter 2003	$0.20	$0.20	$0.20
2nd Quarter 2003	$0.60	$0.07	$0.20
1st Quarter 2003	$0.07	$0.07	$0.07

Such common stock is currently held of record by a total of approximately 40 persons.

On May 7, 2002, the Company executed a Certificate of Designation for the Company’s Series A Preferred Stock. On May 31, 2002, the Company issued 200,000 shares of Series A Preferred Stock to the then directors of the Company in lieu of their agreement to serve without compensation and provide certain facilities and services to the Company. Pursuant to such Certificate of Designation, the holders of the outstanding Series A Preferred Stock, among other preferences granted thereunder, have voting rights equal to an aggregate of 54% of the total shares entitled to vote by both (i) the holders of all of then then outstanding shares of Common Stock (whether or not such holders vote) and (ii) the holders of all the then outstanding shares of Series A Preferred Stock. As a result thereof, the holders of Series A Preferred Stock, as a group, have virtual control over all matters requiring the vote of a simple majority of the shareholders of the Company. (see Exhibit 4.1)

No dividends have been declared or paid on the Company’s securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2003 AND FISCAL YEAR ENDED DECEMBER 31, 2002

The Company had no operations or sales through December 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $30,948 to $28,078 for the year ended December 31, 2003, from $59,026 for the year ended December 31, 2002. Costs decreased primarily due to lack of any operations and corresponding reductions in office expense, consulting, accounting and legal fees.

INTEREST EXPENSE. Interest expense in 2003 was relatively unchanged at $55,000 compared to $56,408 in 2002. Interest expense on the Debenture is primarily attributable to amortization of the discount on the Debenture. No Debenture conversions occurred during the year ended December 31, 2003.

BENEFICIAL CONVERSION FEATURE. Beneficial conversion feature and inducement expense for 2002 was $576,653 resulting from shares issued to holders of the Debenture upon their conversion of a portion of the Debenture to common stock in accordance with terms stipulated in the Debenture. No Debenture conversions occurred during fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

1. Liquidity

In the year ended December 31, 2003, the Company financed operations from additional advances from shareholders in the amount of $26,477, the forgiveness of indebtedness by third parties in the amount of $36,715 and an increase in accrued expenses. The Company is seeking to acquire business entities that will generate cash from operations.

The Company’s Working Capital deficit was $79,082 at December 31, 2002. During 2003 the deficit decreased by $35,114 to a deficit of $43,668 at December 31, 2003.

The Company’s operating activities used cash in the amount of $26,477 for the year ended December 31, 2003 as compared to cash used in the amount of $1,442 during the year ended December 31, 2002.

The Company had no investing activities in 2003 or 2002.

The Company’s financing activities generated $26,477 during the year ended December 31, 2003, as compared to cash generated of $1,000 during the year ended December 31, 2002. The principal source of cash from financing activities in 2003 was from advances from shareholders.

For the fiscal year ending December 31, 2004, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

2. Plan of Operations and Need for Additional Financing

During the fiscal year ending December 31, 2004, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

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

ITEM 7.	FINANCIAL STATEMENTS.

INTRAC, INC.

FINANCIAL STATEMENTS

WITH AUDITORS REPORT

FOR THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

INTRAC, INC

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of

Intrac, Inc.

New York, NY

We have audited the accompanying balance sheets sf Intrac, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As shown in the accompanying financial statements, as of December 31, 2003 and 2002, the Company’s current liabilities exceeded it current assets by $70,445 and $79,082 and its total liabilities exceeded its total assets by $450,445 and $404,182. These factors, among others, indicate that the Company may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The appropriateness of the Company to continue using the aforementioned basis of accounting is dependent upon, among other things, the ability to: (1) acquire one or more businesses and (2) obtain financing or raise additional capital.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrac, Inc. as of December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Paritz and Company P.A.

Hackensack, New Jersey

January 28, 2004

INTRAC, INC

CONDENSED BALANCE SHEET

	December 31,
	2003	2002
	(audited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$100	$100

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$100	$100

LIABILITIES & STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Notes payable- stockholders	$26,477	$
Accrued expenses & sundry current liabilities	44,068	79,182

Total Current Liabilities	70,545	79,182
CONVERTIBLE DEBENTURE	380,000	325,000

TOTAL LIABILITIES	450,545	404,182
STOCKHOLDERS’ DEFICIENCY
Common stock- $.001 par value, 500,000,000 shares authorized 99,989 shares issued and outstanding	100	100
Series A Preferred stock, $.001 par value 5,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Additional paid in capital	3,112,447	3,112,447
Accumulated deficit	(3,563,192)	(3,516,829)

Total Stockholders’ deficiency	(450,445)	(404,082)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$100	$100

SEE NOTES TO FINANCIAL STATEMENTS

INTRAC, Inc.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
	(Audited)		(Unaudited)
REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	28,078	59,026	2,877	4,500

Total Expenses	28,078	59,026	2,877	4,500
(LOSS) FROM OPERATIONS	(28,078)	(59,026)	(2,877)	(4,500)
OTHER INCOME (EXPENSE)
Interest Income (Expense)	(55,000)	(56,408)	(13,750)	(5,917)
Debt Conversion Inducement	—	(576,653)	—	—
Forgiveness of debt	36,715

TOTAL OTHER INCOME (EXPENSE)	(18,285)	(633,061)	(13,750)	(5,917)
NET LOSS	$(46,363)	$(692,087)	$(16,627)	$(10,417)

WEIGHTED AVERAGE SHARES	99,989	99,264	99,989	99,264
Loss per Share	$(0.46)	$(6.97)	$(0.17)	(0.10)

SEE NOTES TO FINANCIAL STATEMENTS

INTRAC, INC

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	99,989	100	200,000	200	3,112,447	(3,516,829)	(404,082)
Net loss						(46,363)	(46,363)

Balance December 31, 2003	99,989	100	200,000	200	3,112,447	(3,563,192)	(450,445)

SEE NOTES TO FINANCIAL STATEMENTS

INTRAC, INC

CONDENSED STATEMENT OF CASH FLOWS

	December 31, 2003	December 31, 2002
	(audited)	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,363)	$(692,087)
Adjustments to reconcile net loss to net cash used by operating activities
Debt conversion inducement		576,653

Amortization of discount on debenture	55,000	28,611
Increase (decrease) in accrued expenses	(35,114)	85,381

Net cash used by operating activities	(26,477)	(1,442)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from shareholders	26,477	1,000

Net cash provided by financing activities	26,477	1,000

NET (DECREASE) INCREASE IN CASH	—	(442)

CASH - BEGINNING OF PERIOD	100	542

CASH - END OF PERIOD	$100	$100

SUPPLEMEMTAL DISCLOSURES
INTEREST PAID	—	—
INCOME TAXES PAID	—	—

SEE NOTES TO FINANCIAL STATEMENTS

INTRAC, INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

Intrac, Inc. (the “Company”) was organized September 6, 2000 (date of inception) under the laws of the State of Nevada, as Intrac, Inc. The Company has no operations and in accordance with SFAS#7, the Company is considered a Development Stage Company.

ACQUISITION AND MERGER - On November 29, 2001, Continental Acquisition Inc. (“Continental”), a Delaware corporation, incorporated November 7, 2001, entered into a stock purchase agreement to purchase 6,650,000 shares of the Company’s common stock held by a shareholder. This constituted approximately 66% of the 1,008,450 issued and outstanding shares of common stock of the Company. This transaction was completed on December 21, 2001. Subsequently, Continental merged into Intrac Acquisition Corp. (“Acquisition Corp.”), a Nevada corporation incorporated on November 28, 2001, formed solely for this purpose.

On December 21, 2001, Intrac, Inc. merged with Continental and Acquisition Corp. (the “Merger”) for the sole purpose of being the surviving corporation (collectively referred to as the “Company”). In connection with the acquisition and merger, the Company’s management resigned and new management was appointed in its place. A change in location of the Company’s offices also occurred. No additional shares of the Company’s stock were issued as a result of this merger.

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

RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125”, SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 143, “Accounting for Asset Retirement Obligations,” were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

GOODWILL AND OTHER INTANGIBLE ASSETS - Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Prior to the Merger, Intrac, Inc. acquired certain technology related intangible assets. In addition, in connection with the Merger, the Company recognized goodwill. As of December 31, 2002, the remaining carrying value of such goodwill and other intangibles was considered to be fully impaired and, accordingly, was written down. Such impairment arose from the Company’s decision not to pursue the development of the technology acquired and the Company’s substantial operating loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accrued interest and debenture payable. Fair values were assumed to approximate carrying values for cash and accrued interest because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. Fair value of the debenture payable was assumed to approximate its carrying value due to the conversion feature of the debenture.

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE - The Company follows Statement of Financial Accounting Standards No. 128. Earnings Per Share (SFAS No. 128). Basic earnings per common share (EPS) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilative common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As of December 31, 2002 and 2003, the Company had no dilutive common stock equivalents, such as stock options or warrants.

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

NOTES TO FINANCIAL STATEMENTS

3.	INCOME TAXES

The Company has available at December 31, 2003, unused operating loss carryforwards of approximately $810,000, which may be applied against future taxable income and which expire in various years through 2017. If certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, $810,000 at December 31, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

The following table reflects the Company’s deferred tax assets and (liabilities) at December 31, 2003:

Net operating loss deduction	$810,000
Valuation allowance	810,000

Net deferred asset	$—

The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	2003	2002
Income tax (benefit) computed at statutory rate	(1,008,000)	(958,000)
Effect of permanent differences	765,000	717,000
Tax benefit not recognized	243,000	241,000

Provision for income taxes (benefit)	$—	—

NOTES TO FINANCIAL STATEMENTS

4.	CONVERTIBLE DEBENTURE

On December 4, 2001, Continental issued its 8% Series SPA Senior Subordinated Convertible Redeemable Debenture (“Debenture”) in the amount of $1,000,000, due November 30, 2003, pursuant to a Securities Subscription Agreement that was assigned to and assumed by the Company in the merger with Acquisition Corp. and Continental (see Note 1). Proceeds from the sale of $500,000 of this Debenture were $390,000. The resultant discount of $110,000 is being amortized as interest expense over the term of the Debenture. By mutual agreement between the Company and the holders of the Debentures, the maturity date of the Debentures has been extended to November 30, 2004 on the same terms and conditions.

The Debenture is convertible into shares of the Company’s Common Stock. The holder of this Debenture is entitled, at its option at any time, to convert all or any amount over $5,000 of the principal face amount of this Debenture into freely tradable shares of common stock of the Company without restrictive legend of any nature (“Common Stock”), at a conversion price (“Conversion Price”) for each share of Common Stock calculated at certain prices in accordance with terms stipulated in the Debenture. At any time after 90 days of the date of this Debenture the Company shall have the option to pay to the holder 150% of the principal amount of the Debenture, in full, to the extent conversion has not occurred. During fiscal year 2001, $84,950 face amount of such Debenture was converted into common stock. During fiscal year 2002, the Company converted $54,200 of the Debenture into 863,928,572 shares of the Company’s common stock with the recording of $576,653 beneficial convertible features. No Debentures were converted during fiscal year 2003

5.	STOCKHOLDERS’ EQUITY

On March 26, 2001, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 1,486,000 shares of its $0.001 par value common stock (“Common Stock”) at a price of $0.10 per share for total cash of $148,600. In October 2001, the Company effected a 1 for 10 reverse split of its common stock. During December 2001, the Board of Directors of the Company approved an increase in the number of authorized shares of Common Stock, par value $.001 per share, whereby the number of authorized shares of Common Stock was increased from 20,000,000 to 500,000,000, par value

NOTES TO FINANCIAL STATEMENTS

5.	STOCKHOLDERS’ EQUITY (Continued)

$.001 per share. On February 28, 2002, the Board of Directors of the Company approved an increase in the number of authorized shares of Common Stock, par value $.001 per share, from 500,000,000 to 1,000,000,000 par value $.001 per share. During fiscal year 2002, the Company converted $54,200 of its Debentures into 863,928,572 shares of the Company’s Common Stock par value $.001 per share with the recording of $576,653 beneficial convertible features. On June 24, 2002, the Company authorized a 1-for-9,500 reverse stock split of the Company’s issued and outstanding Common Stock which resulted in a corresponding decrease in the Company’s authorized Common Stock to 105,264 shares. On the same date, the Company approved an increase in the number of authorized shares of Common Stock to 500,000,000 shares. As of December 31, 2003, there were 500,000,000 shares of Common Stock authorized and 99,989 shares of Common Stock issued and outstanding. The weighted average shares and earnings per share give retroactive effect to these transactions for all periods shown.

The Company is authorized to issue 5,000,000 shares of its $0.001 par value Preferred Stock. On May 31, 2002, the Company issued 200,000 shares of its $0.001 Series A Preferred Stock to the directors of the Company in lieu of the directors’ agreement to serve without compensation and provide certain facilities and services to the company.

6.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is not currently generating any revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and the pursuit of acquisitions, incurring substantial costs and expenses. As a result, the Company incurred a net loss during the period ended December 31, 2003 of $(45,864). In addition, the Company’s development activities since inception have been financially sustained by capital contributions and issuance of the Debenture and by advances from the Company’s shareholders.

NOTES TO FINANCIAL STATEMENTS

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

The Company does not lease or rent any property. Office services are provided without charge by the Company’s officers. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

1. Management

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees. The Directors and Officers of the Company assumed their positions in August 2003. There is no immediate family relationship between or among any of the Directors, Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his position.

Name	Age	Position(s) with the Company
Royce Diener	85	President and Director
Geoffrey Alison	31	Secretary and Director

The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote very little of their time to the Company’s affairs, generally less than 1 hour per month.

2. Directors and Officers of the Company

The following is a brief description of the business experience during the past five years of each of the above-name persons:

Royce Diener became a director of the Company in August 2003. From 1975 to 1979, Mr. Diener served as President and Chief Executive Officer of American Medical International, Inc., a hospital management company (“AMI”). From 1979 to 1985, he was Chairman of the Board and Chief Executive Officer of AMI, and he continued as Chairman of the Board until 1987 and as a director until November 1989. He is now Retired Chairman of the Board of AMI. He is a director of Harvard Medical International, was a director of Acuson, Inc., American Health Properties, Inc., a member of the Board of Advisors for Advance Technology Venture Fund II and the immediate past Chairman of the Board of Directors of UCLA Medical Center.

Geoffrey Alison has served as Secretary and director of Intrac, Inc. since August 2003. He is a private investor.

Audit Committee.

The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company’s Audit Committee. Given that the Company does not currently have any operations and has only two directors, it is unfeasible for the Company to implement an independent Audit Committee or to include an “audit committee financial expert” as a member of such a committee. Concurrent with the completion of a transaction with another company, the Company would intend to appoint additional independent directors of the Company to serve as its audit committee, including an “audit committee financial expert”. The Company believes that under Rules adopted by the U.S. Securities and Exchange Commission to implement provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein.

Code of Ethics

The Company has not implemented a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or other persons performing similar functions because it does not have any operations or full-time employees. Prior to the completion of a transaction with another company, the Company would intend to implement an appropriate Code of Ethics.

ITEM 10.	EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See “Certain Relationships and Related Transactions.” The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company’s most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Royce Diener (1) 1038 Pacific Coast Highway Santa Monica, CA 90403	None	0.0%

Geoffrey Alison (1) 250 Ashland Ave Santa Monica, CA 90405	None	0.0%

All directors and executive officers As a group (2 persons)	None	0.0%

(1)	The person listed is an officer, a director, or both, of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. Indemnification of Officers and Directors

The Nevada Statutes provide that the Company may indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in the Company’s best interest and is a party by reason of his status as an officer or director, absent a finding of negligence or misconduct in the performance of duty.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

2. Conflicts of Interest

None of the officers of the Company will devote more than a very small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officers’ other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

None of the Company’s officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

It is possible that persons associated with management and/or the principal shareholders may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder’s fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder’s fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company’s business plan outlined herein.

The Company has adopted a policy that its affiliates and management shall not be issued further common shares of the Company, except in the event discussed in the preceding paragraphs.

3. Issuance of Series A Preferred Stock and Change of Control

On May 31, 2002, the Company issued 200,000 shares of its $0.001 Series A Preferred Stock (the “Preferred Shares”) to the directors of the Company in lieu of the then directors’ agreement to serve without compensation and provide certain facilities and services to the company. Effective August 22, 2002, G4, LLC, K-Krew, Inc. and Auberry Trading, Inc. (the “Purchasers”), acquired the Preferred Shares from the directors. The consideration paid for such shares was shares of Common Stock of the Registrant beneficially owned by the Purchasers. Pursuant to the terms of the Series A Preferred, the holders of Series A Preferred shall be entitled to vote on all matters on which the holders of Common Stock shall be entitled to vote, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class. Moreover, as to any matter which holders of Series A Preferred shall be entitled to vote, holders of the outstanding Series A Preferred shall have voting rights equal to an aggregate of 54% of the total shares entitled to vote by both (i) the holders of all of the then outstanding shares of Common Stock (whether or not such holders vote); and (ii) the holders of all the then outstanding shares of Series A Preferred. Concurrent with the aforementioned transaction, the Company entered into a letter agreement with the holders of the Company’s Debentures, pursuant to which the then Debenture holders agreed to sell their Debentures to the Purchasers for an aggregate purchase price of $300,000, which roughly approximated at that time the principal amount due under the Debentures together with accrued interest. Simultaneously, the new holders of the Debentures agreed to amend the terms of the Debentures as follows:

1)	The new Debenture holders agreed not to convert their Debentures until such time as the Company had entered into a merger or reorganization with a company which has an operating business, on such terms and conditions as the Board of Directors of the Company shall agree and approve,

2)	The new Debenture holders and the Company agreed that at such time as the Debentures are

3)	converted, the entire amount outstanding under the Debentures, including accrued but unpaid dividends through the date of conversion would convert into 3,600,000 shares of Common Stock of the Company or the company surviving the consummation of a merger or reorganization involving the Company,

4)	Notwithstanding the foregoing, the new Debenture holders acknowledged that, based on the valuation of a company which the Company may acquire through merger or reorganization (no such company being currently identified) the terms of the Debenture, including the number of shares into which the Debentures could be converted may need to be amended to accurately reflect such valuation. For this purpose, the new Debenture holders appointed certain representatives as their designees for the purpose of negotiating with the Company any further amendments to the terms of the Debentures and

5)	The new Debenture holders waived any and all rights, title and interest to any dividends, whether currently accrued but unpaid or to accrue in the future under the terms of the Debentures.

In connection with the aforementioned transactions, certain expenses were incurred, some of which were paid by the new Debenture holders and new Series A Preferred holders and others which were accrued by the Registrant. (see Exhibits 10.3 and 10.4)

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.	Document
3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 19, 2001).

3.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Certificate of Designation of Intrac, Inc.—Series A Preferred Stock (available on request from the Company)

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

ITEM 14.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based on his evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and15(d)-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s chief executive officer concluded that the Company’s disclosure controls and procedures are (i) designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) operating in an effective manner.

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAC, INC.

By:	/s/ ROYCE DIENER

Royce Diener President and Director

Dated: January 28, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ ROYCE DIENER

	Royce Diener President and Director	Dated: January 28, 2004

By:	/s/ GEOFFREY ALISON

	Geoffrey Alison Secretary and Director	Dated: January 28, 2004