Form 10QSB
period 2004-03-31
INTRAC INC
filed 2004-05-17
CIK 50710

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(310) 396-1691

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of May 6, 2004 is 99,989.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Form 10-QSB

INTRAC, INC.

For the Quarter ended March 31, 2004

INTRAC, INC.

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2004

ASSETS
	3/31/04 (unaudited)	12/31/03 (audited)
CURRENT ASSETS:
Cash	$100	$100

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accrued interest and other expenses	$32,253	$44,068
Notes payable—stockholders	48,257	26,477

TOTAL CURRENT LIABILITIES	80,780	70,545

Convertible debenture	393,750	380,000

TOTAL LIABILITIES	474,530	450,545

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value 500,000,000 shares authorized 99,898 shares issued and outstanding	100	100
Series A Preferred Stock, $.001 par value 5,000,000 shares authorized 200,000 shares issued and outstanding	200	200
Additional paid-in capital	3,112,447	3,112,447
Accumulated Deficit	(3,587,177)	(3,563,192)

TOTAL STOCKHOLDERS’ DEFICIENCY	(474,430)	(450,445)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$100	$100

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
REVENUES	$—	$—
EXPENSES:
General and administrative	10,235	5,000

TOTAL EXPENSES	10,235	5,000

LOSS FROM OPERATIONS	(10,235)	(5,000)
OTHER (EXPENSE)
Interest (expense)	(13,750)	(13,750)
TOTAL OTHER (EXPENSE)	(13,750)	(13,750)
NET LOSS	$(23,985)	$(18,750)
WEIGHTED AVERAGE SHARES	99,989	99.989
LOSS PER SHARE	$(0.30)	$(0.19)

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,985)	$(18,750)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on debenture	13,750	13,750
Increase in accrued expenses	(11,815)	5,000

NET CASH USED BY OPERATING ACTIVITIES	22,050	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from shareholders	22,050	22,050

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,050	22,050

NET (DECREASE) INCREASE IN CASH	—	—

CASH—BEGINNING OF PERIOD	100	100

CASH—END OF PERIOD	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$—

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND GOING CONCERN

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting policies for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulations S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. Readers of these statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction therewith.

The financial information as at March 31, 2004 and for the three-month period then ended are unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in accordance with generally accepted accounting principles in the United States.

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

The Company has a stockholders’ accumulated deficiency of $474,430 at March 31, 2004 and has experienced negative cash flows from operations during the three months then ended. The Company plans to obtain additional funds through future debt or equity financings over the next twelve months to offset future cash flow deficiencies. Such financings may not be available on reasonable terms, if at all. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financings, the Company’s continued existence may be in jeopardy.

2.	CONVERTIBLE DEBENTURE

During the three months ended March 31, 2004, the Company recorded no conversions of its Convertible Debenture and recorded interest expense of $13,750 on account of amortization of the discount on the original issuance of Convertible Debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2003.

The Company had no operations and therefore no revenues for the three-month periods ended March 31, 2004 and 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $5,235 to $10,235 for the three months ended March 31, 2004, from $5,000 for the three months ended March 31, 2003. Costs increased primarily due to additional compliance expenses and the costs of maintaining the company. The Company ceased its prior operations in November 2001.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2004 and March 31, 2003 were $13,750 and $13,750, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. There was no interest Income in either period.

DEBT CONVERSION INDUCEMENT. There was no debt conversion inducement expense for the three months ended March 31, 2004 and March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2004, the Company used $20,050 for operating activities as compared to cash used in the amount of $-0- during the three months ended March 31, 2003. Such amount was financed by $22,050 advances from shareholders. We intend to finance future operations from advances from shareholders, although there is no obligation from any shareholder or person to provide such funding. There are no guarantees that any additional cash will be generated from this source or from any others. We are seeking to acquire business entities that will generate cash from operations.

There was a working capital deficit of $80,770 at March 31, 2004. The Company’s working capital deficit at March 31, 2003 was $84,082.

The Company had no investing activities for the three-month periods ended March 31, 2004 and 2003.

During the three-month period ended March 31, 2004, the Company raised $22,050 through its financing activities. Said amount was advanced to the Company by certain shareholders as an additional loan to the Company. The Company had no financing activities for the three-month period ended March 31, 2003.

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

Date: May 13, 2004

Intrac, Inc.

By:	/s/ Royce Diener

Name: Royce Diener Title: President and Chief Executive Officer