Form 10QSB/A
period 2003-09-30
INTRAC INC
filed 2004-08-12
CIK 50710

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-31114

INTRAC, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	88-0741759
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

180 Varick Street, 13th Flr., New York, NY 10014

(Address of principal executive offices)

Issuer’s telephone number, including area code: (310) 396-1691

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The aggregate number of Issuer’s shares of Common Stock, $.001 par value, outstanding on November 4, 2003 was 99,989.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

This filing is being made to correct certifications pursuant to Secs. 302 and 906 of the

Sarbanes-Oxley Act of 2002. Only Exhibits 31.1, 31.2 and 32.1 are being replaced.