Form 10KSB/A
period 2003-12-31
INTRAC INC
filed 2004-08-12
CIK 50710

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

180 Varick Street, 13th Flr, New York, New York 10014

(Address of Principal executive offices) (Zip Code)

Issuer’s telephone number (310) 396-1691

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