Form 10QSB
period 2004-06-30
INTRAC INC
filed 2004-08-12
CIK 50710

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of July 15, 2004 is 99,989.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

Form 10-QSB

INTRAC, INC.

For the Quarter ended June 30, 2004

INTRAC, INC.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2004

	6/30/04	12/31/03
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$100	$100

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accrued interest and other expenses	$36,763	$44,068
Notes Payable—Stockholders	48,257	26,477

TOTAL CURRENT LIABILITIES	85,020	70,545

Convertible debenture	407,500	380,000

TOTAL LIABILITIES	492,520	450,545

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value 500,000,000 shares authorized 99,989 shares issued and outstanding	100	100
Series A Preferred Stock, $.001 par value 5,000,000 shares authorized 200,000 shares issued and outstanding	200	200

Additional paid-in capital	3,112,447	3,112,447

Accumulated Deficit	(3,605,167)	(3,563.192)

TOTAL STOCKHOLDERS’ DEFICIENCY	(492,420)	(450,445)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$100	$100

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Revenues	$—	$—	$—	$—
Forgiveness of Indebtedness	—	36,715	—	36,715

TOTAL REVENUES:	—	36,715	—	36,715

EXPENSES:
General and administrative	4,240	13,616	14,475	18,616

TOTAL EXPENSES	4,240	13,616	14,475	18,616

PROFIT (LOSS) FROM OPERATIONS	(4,240)	23,099	(14,475)	18,099

OTHER INCOME (EXPENSE)
Interest income (expense)	(13,750)	(13,750)	(27,500)	(27,500)
Debt conversion inducement	—	—	—	—

TOTAL OTHER INCOME (EXPENSE)	(13,750)	(13,750)	(27,500)	(27,500)

NET PROFIT (LOSS)	$(17,990)	$9,349	$(41,975)	$(9,401)

WEIGHTED AVERAGE SHARES	99,989	99,989	99,989	99,989

PROFIT (LOSS) PER SHARE	$(0.18)	$0.09	$(0.42)	$(0.09)

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,975)	$(9,401)
Adjustments to reconcile net loss to net cash used by operating activities:

Amortization of discount on debenture	27,500	27,500
Increase (Decrease) in accrued expenses	(7,575)	(44,576)

NET CASH USED BY OPERATING ACTIVITIES	(22,050)	(26,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
ADVANCES FROM SHAREHOLDERS	22,050	26,477

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,050	26,477

NET (DECREASE) INCREASE IN CASH	—	—

CASH- BEGINNING OF PERIOD	100	100

CASH- END OF PERIOD	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$—

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

The financial information as at June 30, 2004 and for the three-month period then ended are unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in accordance with generally accepted accounting principles in the United States.

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

The Company has a stockholders’ accumulated deficiency of $3,605,167 at June 30, 2004 and produced no cash flow from operations during the three months then ended. The Company plans to either complete a merger with another company or to obtain additional funds through future debt or equity financings over the next twelve months to offset any future cash flow deficiencies. Such merger may not take place and financings may not be available on reasonable terms, if at all. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in completing a merger or raising future debt or equity financings, the Company may be required to reduce or cease its operations.

The results of operations for the six and three month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on February 4, 2004.

2. CONVERTIBLE DEBENTURE

During the six and three months ended June 30, 2004, the Company recorded no conversions of its Convertible Debenture and recorded interest expense of $27,500 and $13,750, respectively, for the six and three months ending June 30, 2004 on account of amortization of the discount on the original issuance of Convertible Debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2004 COMPARED TO THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2003.

REVENUES. The Company had no operations and therefore no operating revenues for the six and three month periods ended June 30, 2004 and 2003. During the three and six months months ended June 30, 2003, the Company recorded $36,715 forgiveness of indebtedness as a result of the compromise of certain accrued expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $4,141 to $14,475 for the six months ended June 30, 2004, from $18,616 for the six months ended June 30, 2003. General and administrative expenses decreased by $9,376 to $4,240 for the three months ended June 30, 2004, from $13,616 for the three months ended June 30, 2003. Costs decreased primarily due to the lack of ongoing operations and decreased costs of maintaining the Company. The Company ceased its prior operations in November 2001.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2004 and June 30, 2003 were $27,500 and $27,500, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. There was no interest Income in either period. Interest expense for the three months ended June 30, 2004 and June 30, 2003 were $13,750 and $13,750, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. There was no interest Income in either period.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2004, the Company used $22,050 cash for operating activities as compared to cash used in the amount of $26,477 during the six months ended June 30, 2003. We intend to finance future operations from advances from shareholders and cash generated from additional proceeds from the Debenture. Notwithstanding, there are no guarantees that any additional cash will be generated from these sources or from any others. We are seeking to acquire business entities that will generate cash from operations.

There was a working capital deficit of $84,920 at June 30, 2004. The Company’s working capital deficit at June 30, 2003 was $34,506.

The Company had no investing activities for the three-month periods ended June 30, 2004 and June 30, 2003.

During the six months ended June 30, 2004, shareholders of the Company directly incurred costs and expenses of $26,477. No new shares were issued. The Company had no financing activities for the three month period ended June 30, 2004.

For the fiscal year ending December 31, 2004, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

During the fiscal year ending December 31, 2004, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses, including but not limited to the proposed merger with Sunset Brands, Inc. (see Item 5, below). The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company may require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

No specific commitments to provide additional funds have been made by management or other stockholders. Other than as disclosed in Item 5, below, the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

On or about May 25, 2004, the Company entered into an Agreement and Plan of Merger, dated as of May 25, 2004 (the “Merger Agreement”), by and among the Company, Sunset Brands, Inc., a Nevada corporation (“Sunset”), and Intrac Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will merge with and into Sunset with Sunset surviving as a wholly-owned subsidiary of the Company (the “Merger”). Sunset is a privately-held company that intends to acquire and consolidate selected businesses in the low-carbohydrate food market. A copy of the Merger Agreement is attached to the Company’s Form 8-K filed on May 27, 2004 as Exhibit 2.1

As more specifically set forth in the Merger Agreement, each issued and outstanding share of Sunset common stock, par value $.0001 per share, (the “Sunset Common Stock”) will be converted into shares of common stock of the Company. In addition, each outstanding option or warrant to acquire shares of Sunset Common Stock shall become an option to acquire the number of shares of the Company’s common stock calculated based on the same conversion ratio applicable to the Sunset Common Stock.

The Merger is subject to numerous conditions to closing, including a requirement that (i) Sunset complete the sale of at least $5.5 million in Units consisting of common stock and warrants to purchase common stock, (ii) holders of the Company’s outstanding 8% Convertible Debentures convert their Debentures into an aggregate of 1,500,000 shares of Common Stock, and (iii) holders of the Company’s Series A Preferred Stock convert their shares of Preferred Stock into the following Company securities: (A) one-year convertible promissory notes in the aggregate principal amount of $350,000, (B) an aggregate of 500,000 Series A Warrants to purchase common stock at an exercise price of $1.75 per share, and (C) an aggregate of 500,000 Series B Warrants to Purchase common stock at an exercise price of $2.30 per share.

Simultaneously or promptly following the Merger, it is expected that the Company or Sunset will acquire, by means of a merger, Low Carb Creations, Inc., a Washington corporation engaged in the development, marketing and sale of low-carbohydrate food products. Sunset has entered into a letter of intent to acquire Low Carb Creations, Inc.

Subject to certain anti-dilution adjustments, it is expected that, upon consummation of the Merger and the acquisition of Low Carb Creations, Inc., the former shareholders of Sunset and Low Carb Creations, Inc. will collectively own approximately 92.5% of the issued and outstanding common stock of the Company.

The Merger is expected to be treated as a tax-free reorganization for federal income tax purposes. The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is incorporated herein by reference.

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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.	Description
31.1	CEO Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K.

On May 28, 2004, we filed a Current Report on Form 8-K with the SEC under Items 5 and 7 (Other Events and Regulation FD Disclosure) for the purpose of disclosing the Company entering into the Merger Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2004

Intrac, Inc.

By:	/s/ Royce Diener
Name:	Royce Diener
Title:	President and Chief Executive Officer