Form 10QSB
period 2004-09-30
INTRAC INC
filed 2004-11-12
CIK 50710

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of November 10, 2004 is 99,989.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

Form 10-QSB

INTRAC, INC.

For the Quarter ended September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

INTRAC, INC.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2004

	9/30/04	12/31/03
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$100	$100

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued interest and other expenses	$15,975	$44,068
Notes Payable—Stockholders	19,723	26,477

TOTAL CURRENT LIABILITIES	35,698	70,545

Convertible debenture	421,250	380,000

TOTAL LIABILITIES	456,948	450,545

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value 500,000,000 shares authorized 99,989 shares issued and outstanding	100	100
Series A Preferred Stock, $.001 par value 5,000,000 shares authorized 200,000 shares issued and outstanding	200	200

Additional paid-in capital	3,112,447	3,112,447
Accumulated Deficit	(3,569,595)	(3,563,192)

TOTAL STOCKHOLDERS’ DEFICIENCY	(456,848)	(450,445)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$100	$100

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Revenues	$50,000	$—	$50,000	$—
Forgiveness of Indebtedness	13,117	—	13,117	36,715

TOTAL REVENUES:	63,117	—	63,117	36,715

EXPENSES:
General and administrative	13,795	6,585	28,270	25,201

TOTAL EXPENSES	13,795	6,585	28,270	25,201

PROFIT (LOSS) FROM OPERATIONS	49,322	(6,585)	34,847	11,514

OTHER INCOME (EXPENSE)
Interest income (expense)	(13,750)	(13,750)	(41,250)	(41,250)
Debt conversion inducement	—	—	—	—

TOTAL OTHER INCOME (EXPENSE)	(13,750)	(13,750)	(41,250)	(41,250)

NET PROFIT (LOSS)	$35,572	$(20,335)	$(6,403)	$(29,736)

WEIGHTED AVERAGE SHARES	99,989	99,989	99,989	99,989

PROFIT (LOSS) PER SHARE	$0.36	$(0.20)	$(0.06)	$(0.30)

The accompanying notes are an integral part of the accompanying unaudited condensed financial statements

INTRAC, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,403)	$(29,736)
Adjustments to reconcile net loss to net cash used by operating activities:

Amortization of discount on debenture	41,250	41,250
Increase (Decrease) in accrued expenses	(28,363)	(37,991)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	6,484	(26,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
ADVANCES FROM (REPAYMENTS TO) SHAREHOLDERS	(6,484)	26,477

NET CASH PROVIDED BY FINANCING ACTIVITIES	(6,484)	26,477

NET (DECREASE) INCREASE IN CASH	—	—

CASH- BEGINNING OF PERIOD	100	100

CASH- END OF PERIOD	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid during the period for:
Income taxes	$—	$—

Interest	$—	$—

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

The financial information as at September 30, 2004 and for the three and nine month periods then ended are unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in accordance with generally accepted accounting principles in the United States.

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

The Company has a stockholders’ accumulated deficiency of $3,569,595 at September 30, 2004 and produced cash flow from operations of only $6,484 during the three months then ended. The Company plans to either complete a merger with another company or to obtain additional funds through future debt or equity financings over the next twelve months to offset any future cash flow deficiencies. Such merger may not take place and financings may not be available on reasonable terms, if at all. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in completing a merger or raising future debt or equity financings, the Company may be required to reduce or cease its operations.

The results of operations for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on February 4, 2004.

2. CONVERTIBLE DEBENTURE

During the nine and three months ended September 30, 2004, the Company recorded no conversions of its Convertible Debenture and recorded interest expense of $41,250 and $13,750, respectively, on account of amortization of the discount on the original issuance of Convertible Debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-QSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003.

REVENUES. The Company had no operations during the nine and three month periods ended September 30, 2004 and 2003. During the nine and three months ended September 30, 2004, the Company recorded revenues of $50,000 on account of the receipt of a break-up fee in connection with the termination of a transaction with Sunset Brands, Inc. (see Form 8-K filed on August 30, 2004) and $13,117 forgiveness of indebtedness as a result of the compromise of certain accrued expenses. During the nine months ended September 30, 2003, the Company recorded $36,715 forgiveness of indebtedness as a result of the compromise of certain accrued expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $3,069 to $28,270 for the nine months ended September 30, 2004, from $25,201 for the nine months ended September 30, 2003. General and administrative expenses increased by $7,210 to $13,795 for the three months ended September 30, 2004, from $6,585 for the three months ended September 30, 2003. Costs increased primarily due to the expenses associated with the review of various potential transactions, none of which were completed. The Company ceased its prior operations in November 2001.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2004 and September 30, 2003 were $41,250 and $41,250, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. There was no interest Income in either period. Interest expense for the three months ended September 30, 2004 and September 30, 2003 were $13,750 and $13,750, respectively, for the amortization of the Discount on the Debenture and the accrued interest thereon. There was no interest Income in either period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2004, the revenues received by the Company provided $6,484 cash for operating activities as compared to cash used in the amount of $26,477 during the nine months ended September 30, 2003. We intend to finance future operations from advances from shareholders and cash generated from additional proceeds from the Debenture. Notwithstanding, there are no guarantees that any additional cash will be generated from these sources or from any others. We are seeking to acquire business entities that will generate cash from operations.

There was a working capital deficit of $35,598 at September 30, 2004. The Company’s working capital deficit at September 30, 2003 was $41,091.

The Company had no investing activities for the three-month periods ended September 30, 2004 and September 30, 2003.

During the nine months ended September 30, 2004, shareholders of the Company directly incurred costs and expenses of $19,723. No new shares were issued. The Company had no financing activities for the three month period ended September 30, 2004.

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

No specific commitments to provide additional funds have been made by management or other stockholders. Other than periodic discussions with potential merger or acquisition candidates, The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no operations and no assets which are subject to market risk. The fair value of the debt obligations approximated the recorded value as of September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”) reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating to them the material information relating to us required to be included in our periodic SEC filings.

There were no changes to our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

On or about May 25, 2004, the Company entered into an Agreement and Plan of Merger, dated as of May 25, 2004 (the “Merger Agreement”), by and among the Company, Sunset Brands, Inc., a Nevada corporation (“Sunset”), and Intrac Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will merge with and into Sunset with Sunset surviving as a wholly-owned subsidiary of the Company (the “Merger”). Sunset is a privately-held company that intends to acquire and consolidate selected businesses in the low-carbohydrate food market. A copy of the Merger Agreement is attached to the Company’s Form 8-K filed on May 27, 2004 as Exhibit 2.1. On August 26, 2004, the Company and Sunset entered into a Settlement and Release of Claims whereby it was agreed between the parties that the Merger Agreement shall be deemed terminated for all purposes as of August 23, 2004. Sunset further agreed to (a) pay Intrac $50,000 not later than September 10, 2004; (b) waive any claims for reimbursement of any amounts advanced to Intrac’s legal counsel on account of the contemplated transaction and (c) deliver to Intrac 75,000 shares of the stock of the publicly-reporting company into which Sunset ultimately merges, or if such merger does not take place prior to September 10, 2004, pay an additional $50,000 to Intrac not later than September 13, 2004. All parties also agreed to a mutual general release of all claims related to the Merger Agreement.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

Exhibit No.	Description
31.1	CEO Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K.

Form 8-K filed on May 28, 2004 announcing that the Company had entered into an Agreement and Plan of Merger, dated as of May 25, 2004 with Sunset Brands, Inc.

Form 8-K filed on August 30, 2004 announcing that on August 26, 2004, the Company and Sunset Brands entered into a Settlement and Release of Claims whereby it was agreed between the parties that the Merger Agreement between the parties shall be deemed terminated for all purposes as of August 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004

Intrac, Inc.

By:	/s/ Royce Diener
Name:	Royce Diener
Title:	President and Chief Executive Officer