Form 10KSB
period 2004-12-31
INTRAC INC
filed 2005-03-30
CIK 50710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-31114
                                                -------

                                  INTRAC, INC.
                                  ------------
                 (Name of small business issuer in its charter)


                  Nevada                              88-04717589
     -------------------------------       ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

              130 West 42nd Street, 12th Floor, New York, NY 10036
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 554-4550
                           ---------------------------
                           (Issuer's telephone number)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $836,841.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2005: Common Stock, $0.001 par value: $51,293,553.

The number of shares of the registrant's common stock outstanding as of March 24, 2005: 25,626,436 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                        Page No.
                                                                        --------

Facing Page                                                                 1
Table of Contents                                                           2

PART I
Item 1.    Description of Business                                          3
Item 2.    Description of Property                                         19
Item 3.    Legal Proceedings                                               19
Item 4     Submission of Matters to a Vote of Security Holders             20

PART II
Item 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities            21
Item 6.    Management's Discussion and Analysis or Plan of Operation       23
Item 7.    Financial Statements                                            32
Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        57
Item 8A.   Controls and Procedures                                         57
Item 8B.   Other Information                                               57

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.              58
Item 10.   Executive Compensation                                          60
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                 63
Item 12.   Certain Relationships and Related Transactions                  64
Item 13.   Exhibits                                                        64
Item 14.   Principal Accountant Fees and Services                          67


SIGNATURES                                                                 68

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         Intrac, Inc. (the "Company," the "Registrant," "Intrac," "we," "us" or "our") is a holding company operating since December 6, 2004 through Innovative Drug Delivery Systems, Inc. ("IDDS"). From incorporation in the State of Nevada on September 6, 2000 through late 2001, our plan was to manufacture, market and enhance a mini-Accronmotrac Vision Trainer. After ceasing those operations, we were inactive and sought to acquire a private company which desired to obtain control of a "public reporting" company.

         Effective December 6, 2004, upon a reverse merger among IDDS, our subsidiary formed for such purpose and us, IDDS became our wholly-owned subsidiary. Immediately prior to the merger, IDDS had completed a private placement of 6,028,916 shares of its common stock at $3.00 per share. Upon the merger, each outstanding share of IDDS common stock was exchanged for 1.0184107 shares of our common stock, all outstanding warrants and options to purchase IDDS common stock were exchanged for our options and warrants, with the exercise prices and number of shares adjusted for the exchange ratio, and our outstanding debentures were converted into common stock and we repurchased all of outstanding preferred stock for $1.00. The former IDDS stockholders became holders of approximately 95.5% of our shares outstanding after the merger. IDDS executive officers and directors then also became our executive officers and directors.

OVERVIEW

         We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical need primarily in the pain management market. We develop simple and user-friendly products, including new modes and routes of delivery for drugs optimized for relieving moderate-to-severe pain. In doing so, we intend to offer novel proprietary products that in some cases can be administered in a less invasive manner and generally should offer either improved safety or efficacy, or both, when compared to the currently available formulations on the market. In addition, the product choices currently available for the treatment of moderate-to-severe pain are limited in the doses that may be given due to side effects, including cardiovascular depression, tolerance and addiction, respiratory depression, constipation, sedation and general diminution of quality of life. Our product candidates are focused, in part, on treating a variety of pain disorders ranging from acute and episodic moderate-to-severe pain associated with breakthrough cancer pain, post-operative pain, post-trauma pain, such as orthopedic injury pain, procedural pain and burn pain. We believe that our products assuming regulatory approvals, will offer the medical community and patients significant benefit and alternatives to the prescription pain medications available to pain sufferers today.

         IDDS has licensed the worldwide exclusive rights to develop and commercialize proprietary formulations of Dyloject(TM) (diclofenac sodium injectable), Rylomine(TM) (intranasal morphine), and PMI-100/150 (intranasal ketamine). The existing formulations of these parent drugs, including oral diclofenac, oral and injectable morphine, and injectable ketamine, are well-known prescription medications with well-documented profiles of safety, efficacy and cost-effectiveness.

         All three of the product candidates are in mid-to-late stage clinical trials. Fulfillment of both European and U.S. Food & Drug Administration's ("FDA") regulatory requirements typically takes several years, depending upon the type, complexity and novelty of the product candidate, and requires substantial resources towards product filing and approval. IDDS has successfully completed bioequivalency studies and has initiated the pivotal clinical program of Dyloject(TM) for the European markets and if successful, expects to file a marketing authorization application ("MAA"). In the U.S., IDDS expects to file an End of Phase II package with the FDA for Dyloject(TM) in 2005. IDDS anticipates completing its Rylomine(TM) Phase II program and having its End-of-Phase II meeting with the FDA in 2005. Lastly, the PMI-100/150 is completing Phase II clinical trials in the U.S. and is expected to begin Phase III clinical trials in 2005.

         Through December 31, 2004, IDDS had invested approximately $39.2 million in research and development activities. The proprietary technology used to develop the product candidates is protected by over 81 patents filed and, or approved both in the United States and worldwide. Since inception, IDDS has been awarded approximately $6 million in competitive and peer-reviewed government funding, including contracts from the U.S. Department of Defense and grants from the National Institutes of Health/National Cancer Institute.

PAIN PHARMACEUTICALS MARKET OVERVIEW

         Prescription pain medications in the U.S. account for approximately $20 billion in annual sales and are expected to grow at over 10% per annum for the next six years. Two-thirds of the dollar volume of the U.S. prescription pain medication market is for drugs used to treat chronic pain, and one-third is for drugs used for indications associated with acute pain. Our products are designed to fulfill unmet and underserved medical needs for a number of moderate-to-severe pain indications, including breakthrough cancer pain, post-operative pain, breakthrough lower back pain, orthopedic injury pain, and burn pain. Despite advances in medicine and the development of new prescription pain medications, we believe that treatment for these indications remains a critical area of unmet and underserved medical need.

         We estimate that our Dyloject(TM), Rylomine(TM) and PMI-100/150 product candidates have a potential addressable market of approximately $3.0 billion in annual sales. This estimate is largely based on the U.S. population presenting the following key pain indications: breakthrough cancer pain; post-operative pain; breakthrough lower back pain; orthopedic injury pain; and burn pain. The largest target market is for breakthrough cancer pain. This market continues to expand due to the rising incidence of cancer and further increases due to increasing cancer survival rates as a result of new therapies and treatments.

MARKET OPPORTUNITY

         Despite advances in medicine and the development of new drugs, pain relief remains a critical area of unmet and underserved medical need. Increasingly, patients, advocacy groups, and the media are highlighting the shortcomings of pain management. The Joint Commission for the Accreditation of Healthcare Organizations has recently introduced new standards for pain assessment and control, but the methods to achieve these standards are still not optimal. Commercially available oral pain medications provide a slow onset of pain relief, generally taking 15-20 minutes and sometimes as long as 40 minutes. Undertreatment or overtreatment often results from the difficulty in matching the doses of currently available drugs to the patient's level of pain. Further, these currently available drugs can be simply ineffective. Other shortcomings of existing pain drugs include poor side effect profiles and the invasive, resource-intensive nature of intravenous administration.

         We are developing differentiated pain control products that provide the flexibility and versatility required to adequately address the limitations of existing prescription pain pharmaceuticals. First, all three of our product candidates appear to work faster than the oral formulations of the currently available prescription pain products. These product formulations rapidly deliver our drugs into the bloodstream following either IV or intranasal administration and provide appreciable relief of moderate-to-severe pain within ten minutes according to initial clinical results.

         Second, Rylomine(TM) and PMI-100/150 product candidates address patient and provider preferences for self-medication and less invasive administration. Both have IV-like pharmacokinetics without the invasive nature of IV administration or the need for costly and cumbersome patient controlled analgesia devices. These product candidates present a significant opportunity for drug therapy both inside and potentially outside the hospital or provider setting. The economic benefit is compelling as the nasal route of administration eliminates the need for personnel and equipment necessary to establish an IV line. In addition, a non-invasive route of delivery reduces the incidence of needle-stick injuries and the potential for transmission of blood-born viruses. Finally, the ability to self-regulate provides an important benefit of control to the patient and avoids doses that are higher than necessary to achieve safe and effective management of pain.

         Third, Dyloject(TM) and PMI-100/150 product candidates provide alternatives to the use of opioids such as morphine for treating moderate-to-severe pain. Opioid administration to trauma patients must be undertaken with great caution, vigilance and repeated titration of very small doses due to their recognized risks of lowering blood pressure and causing respiratory depression. PMI-100/150 has been used off-label to treat trauma pain, as it does not have the same potentially lethal, dose-limiting side effects as an opioid. The typical treatment of breakthrough pain requires a combination of various opioids. When used in combination with opioids, ketamine has been reported to reduce the dependence on opioids, thereby reducing the requirement for narcotics, and enhancing the patient's overall quality of life.

         Dyloject(TM) has the potential to provide an attractive alternative to opioids for the treatment of post-operative pain. Our most significant U.S. competitor in the injectable nonsteroidal anti-inflammatory drugs ("NSAID") category is ketorolac tromethamine. When first launched, this drug had significant sales prior to FDA's imposing a black box warning limiting the combined duration of IV plus oral use of Toradol(R) to five days because of the risk of serious adverse events. Oral diclofenac can be used safely in excess of five days and has a considerably superior safety profile. IDDS' Dyloject(TM) product candidate would be the first injectable version of diclofenac to be marketed in the U.S. Europe presents a meaningful opportunity for IDDS' product as well since injectable Voltarol(R) (diclofenac sodium) has significant drawbacks including the need to freshly prepare, buffer and dilute at the pharmacy and infuse to the patient slowly over 30 minutes.

         Oral diclofenac is the leading prescribed product in the post-operative pain category. Dyloject(TM) would provide the medical healthcare provider, for the first time, an injectable version of this drug for use in the immediate post-operative, in-hospital period. We anticipate the consistency of parent drug and the drug's dosage and administration regimen will allow for easy transition from injectable to oral diclofenac when post-operative patients are able to resume oral intake, thereby lowering the barrier to entry and driving product adoption.

TARGET MARKETS

         We estimate that the Dyloject(TM), Rylomine(TM) and PMI-100/150 have a U.S. addressable market of at least $3.0 billion in annual sales. This analysis is based upon information generated by The Analytica Group, a third-party organization specializing in pharmaceutical market research analysis and contracted by IDDS specifically for the purpose of estimating its product's target markets. The table below shows the total predicted market for key pain indications that we believe will be addressed by our product candidates. These market projections are based on the estimated U.S. patient populations. The cost of therapy for each indication is calculated by multiplying the estimated average daily cost of prescription pain medication by the number of therapy days. The total market for each indication is calculated by multiplying the U.S. potential patient population by the cost of therapy.

SIZE OF TARGET MARKETS - U.S. ONLY 2003

                                            U.S.
                                         Presenting           Cost of            Total
                                         Population         Therapy per      Market - U.S.
                 Indication                (000's)         Patient Year        ($000's)
                 ----------              ----------        ------------      ------------
        Breakthrough Cancer Pain              786              $1,315         $1,033,377
        Post-Operative Pain                15,449                  51            792,238
        Lower Back Pain                       641               1,066            683,738
        Orthopedic Injury                   4,963                  73            364,447
        Burn Pain                             130                 851            110,414
                                         ----------                           ----------
        Total                              21,970                             $2,984,215
                                                                              ==========

        Source: IDDS Management and The Analytica Group.

PAIN INDICATIONS

         The following describes the five key pain indications targeted by IDDS.

-- BREAKTHROUGH CANCER PAIN

         The prevalence of cancer pain is growing due to the continuous aging of the general population and further increases in cancer survival rates as a result of new therapies and treatments. Breakthrough cancer pain is characterized by episodes of acute, moderate-to-severe pain that suddenly flare up and overcome a standing, by-the-clock pain management regimen. This type of pain is particularly difficult to treat due to its severity, rapid onset, and the often unpredictable nature of its occurrence. It is estimated that more than 60% of the U.S. incidence rate of approximately 785,000 patients suffering from either moderate-to-severe or excruciating breakthrough pain are treated for their conditions with a combination of short- and long-acting analgesics. On average, patients suffering from breakthrough pain experience one to five breakthrough episodes per day and require therapy for their condition for 150 days per year. The current standard of care for breakthrough pain is the administration of as-needed, immediate-release oral opioids. According to the Agency for Healthcare Research and Quality's Evidence Report/Technology Assessment Number 61, three-quarters of patients with breakthrough cancer pain are dissatisfied with their current pain medications. We believe that one or more of our product candidates might provide a faster-acting and more effective alternative treatment for breakthrough cancer pain.

-- POST-OPERATIVE PAIN

         Post-operative pain is typically attributable to acute, moderate-to-severe pain and is the direct result of a surgical procedure and the resulting inflammation associated with the trauma of surgery. Each year in the U.S., 15 million surgeries are performed that require opioid therapy. Post-operative pain following minor surgical procedures is usually treated with oral or parenteral NSAIDs or a weak oral opioid. More invasive surgical procedures require hospitalization for monitoring and management of post-operative pain. Intravenous patient-controlled analgesia ("PCA") with opioids is the therapy of choice for treating this latter patient population prior to discharge from the hospital. PCA allows a patient to receive drugs on demand by using an infusion pump that is programmed by the physician to intermittently administer a single dose of a drug, typically morphine or a similar opioid, when the patient pushes a button. The addition of parenteral or oral NSAIDs to this regimen is gaining broader use as NSAIDs have been demonstrated to decrease the requirement for opioids. We believe that one or more of our product candidates might be effective for the management of pain following minor surgical procedures and offer a readily acceptable alternative to IV PCA for the management of moderate-to-severe pain and breakthrough pain following major surgical procedures.

-- BREAKTHROUGH BACK PAIN

         Lower back pain is the most common medical complaint in developed countries. Thus, the patient population is extremely large, and while a host of physiotherapy, nerve block, and surgical approaches are available, analgesics are the mainstay of most therapeutic treatment program. According to the National Institutes of Health, Americans spend $50 million each year on lower back pain, the most common cause of job-related disability and a leading contributor to missed work. The most severe episodes require the use of opioids. We believe that one or more of our product candidates might effectively treat the subset of patients suffering from breakthrough episodes of lower back pain whose cases are severe enough to be activity-limiting.

-- ORTHOPEDIC INJURY

         Treatment of fractures can involve the realignment of bones, a procedure referred to as reduction. Although fractures and dislocations are generally due to minor injuries, the time leading up to and during reduction of a fracture or the correction of a dislocation is often associated with acute, moderate-to-severe pain. According to the National Center for Health Statistics' Annual Health Survey published in 2001, there were approximately 15 million emergency department visits due to fractures or dislocations in the U.S. annually in from 1992-1999. We believe that emergency departments have an economic incentive to use any therapy that can speed patient discharge from the hospital and avoid expenses associated with administration of intravenous drugs. We also believe that one or more of our product candidates might satisfy the underserved medical need for agents that are fast-acting, safe, and easily titrated to treat moderate-to-severe pain associated with orthopedic injury in the emergency department setting.

-- BURN PAIN

         According to the American Burn Association, there are over one million burn injuries each year in the U.S. of which 700,000 present to emergency rooms and 45,000 require hospitalization. Burn pain in the latter group is typically immediate and of moderate-to-severe intensity as a result of injuries sustained after thermal, chemical or electrical trauma to skin and deeper tissue, as well as the removal or reapplication of dressings applied to the initial burn. Burn pain is often more challenging to control than post-operative pain and is currently treated with potent intravenous opioids, oral opioids, and other oral analgesics. Pain associated with burn trauma continues to impair the lives of burn victims long after the initial injury and hospitalization. The published research on pain in this population is much less extensive than for post-operative or cancer pain, and we believe the burn pain patient population to be largely underserved. We believe that one or more of our product candidates might be effective for the management of pain following in-patient burn treatments, as well as for treating various forms of procedural pain, including wound care treatments and dressing reapplications.

STRATEGY

         Our goal is to become a successful specialty pharmaceutical company by focusing our efforts on developing new prescription pain medications that are simple, user friendly and cost-effective for the potential future treatment of patients with underserved pain management needs. Key elements of this commercialization strategy are:

         o FOCUS ON UNMET AND UNDERSERVED MEDICAL NEEDS IN THE PRESCRIPTION PAIN MEDICATION MARKET. Despite advances in medicine and the development of new drugs, pain relief remains a critical area of unmet and underserved medical need. Increasingly, patients, advocacy groups, and the media are highlighting the shortcomings of pain management. We will continue to focus on developing and commercializing differentiated pain control products that provide the flexibility and versatility required to adequately address the limitations of existing prescription pain drugs.

         o EFFICIENTLY SELECT PRODUCT CANDIDATES TO MINIMIZE RISK AND MAXIMIZE OPPORTUNITY. We will continue to use in-house experience and capabilities in product development, business development and portfolio management to build and maintain an attractive product portfolio and candidate pipeline.

         o DEVELOP NEW PRODUCTS WITH REDUCED CLINICAL AND REGULATORY RISK. Following the specialty pharmaceutical business model, we will seek to develop branded pharmaceuticals with novel formulations, routes of administration, methods and modes of delivery and new indications from existing approved drugs with established safety profiles.

         o RETAIN SALES AND MARKETING RIGHTS TO PRODUCT CANDIDATES THROUGH LATE STAGE DEVELOPMENT. We currently retains U.S. and worldwide marketing and distribution rights for our products. We may retain marketing rights for narrow distribution channels in the U.S. and license out broader distribution channels and non U.S. rights.

PRODUCTS

         We are developing differentiated pain control products that provide the flexibility and versatility required to adequately address the limitations of existing prescription pain pharmaceuticals. The current pipeline includes three lead product candidates, each of which is protected by different intellectual property and is based on different technology. We selected these product candidates based on our belief that each offered significantly lower clinical, regulatory, and commercial risk profiles as compared to new chemical entities.

DYLOJECT(TM) (DICLOFENAC SODIUM INJECTABLE)

         Background. After operations or trauma, injured tissue becomes inflamed. This inflammation is painful. Common drugs that reduce inflammation fall into two broad classes. First, are the steroids (short for corticosteroids, such as cortisone). These are potent anti-inflammatory drugs but their use even for short intervals carries substantial risks such as weakening of the bones or a tendency towards infections. Thus, corticosteroids are not routinely used after operations. The second class comprises nonsterodial anti-inflammatory drugs (NSAIDs), that include prescription drugs for the treatment of moderate-to-severe pain, as well as the more common and numerous over-the-counter prescription drugs for the treatment of mild-to-moderate pain, such as aspirin. NSAIDs are widely used for all types of pain, but relatively few can treat the moderate-to-severe pain typically experienced following operations. NSAIDs reduce pain and inflammation through several mechanisms, principal among which is their ability to interfere with the enzyme class known as cyclooxygenases. This enzyme acts upon certain fatty acids made by the body to generate pain-mediating substances known as prostaglandins. Inhibition of the cyclooxygenases by NSAIDS reduces prostaglandin levels decreasing inflammation and thus reducing the pain associated with the inflammatory response. Diclofenac is a prescription NSAID that is widely prescribed to treat post-operative pain due to its combination of effectiveness and tolerability.

         Currently available formulations of the popular drug diclofenac are poorly soluble in water. We have successfully improved the solubility of diclofenac by the addition of a doughnut-shaped molecule that has the technical name hydroxypropyl-beta-cyclodextrin (HPaCD). Diclofenac and HPaCD can be formulated to easily dissolve in water. This resultant product is more amenable for injection into a muscle or a vein, where the solubilized material is able to directly enter the bloodstream. HPaCD is one example of a broader family of ring-shaped sugar molecules called cyclodextrins. Cyclodextrins have been used to improve the solubility of many hard-to-dissolve drugs. There are many types of cyclodextrins and most are toxic. Only modified cyclodextrins such as HPaCD are regarded as safe for injection. Our HPaCD is used in higher concentrations in the FDA-approved injectable antifungal drug, Sporanox(R) (itraconazole).

         NSAIDs offer several advantages over opioids for the management of post-operative pain. NSAIDs have limited effects on the central nervous system, do not depress respiration, and are non-sedating. This latter attribute is of special importance in short-stay or ambulatory surgery since NSAIDs can provide analgesia without delaying patient discharge from the hospital or outpatient setting. In addition, NSAIDs are also useful in patients who for any reason are unable to take opioids. About a decade ago it became clear that there are at least two forms of the enzyme cyclo-oxygenase (abbreviated "COX"). COX-1 plays a role in protecting the stomach from forming ulcers, and also for allowing blood to clot in the first minute after a cut or incision. COX-2 becomes active after inflammation or trauma, and also is important for normal kidney function. The recognition that COX-1 and COX-2 serve different functions led to the development and wide use of drugs that selectively inhibited COX-2 and not COX-1, based upon the potential for such drugs to reduce pain and inflammation with fewer stomach ulcers, and less effect upon blood clotting, than the nonselective NSAIDs. However, in the past several years it has also become clear that some COX-2 inhibitors (also called "coxibs") interfere with the health of blood vessels in the heart and those going to the brain, and increase the risk of heart attack or stroke. The expanding concerns about heart attacks and strokes associated with long-term use of COX-2 inhibitors and, most recently, naproxen do not necessarily apply to the short-term, perioperative administration of these compounds for acute pain. Clinical trials to date have not demonstrated increased cardiovascular and cerebrovascular risk associated with the short-term use of COX-2 inhibitors and naproxen to treat acute postsurgical pain. On the other hand, clinician's global concerns including fears of litigation associated with any medical complications after prescribing oral or injectable COX-2 inhibitors may reduce the current and projected market share of COX-2 inhibitors for the treatment of acute pain. Diclofenac is not considered to be a selective COX-2 inhibitor because it inhibits COX-1 and COX-2 alike.

         There still exists an underserved medical need for a safe and effective injectable NSAID in the hospital setting. For example, ketorolac tromethamine is an injectable NSAID that had significant sales prior to FDA's imposing a black box warning limiting the combined duration of IV plus oral use to five days because of the risk of serious adverse events. Oral diclofenac can be used safely in excess of five days and has a safety profile, considered superior to oral ketorolac. Diclofenac is currently approved for use in the U.S. in a variety of oral formulations as well as a topical and ophthalmic formulation. An injectable formulation of diclofenac is commercially available in Europe, but has significant drawbacks, including the need to buffer and dilute it at the pharmacy and a lengthy infusion period (over thirty minutes). The development of injectable formulations of diclofenac has been limited by the drug's poor solubility. We believe that the proprietary formulation of injectable diclofenac that we are developing has the potential to overcome these issues and to provide an effective and safe treatment of moderate-to-severe acute pain.

         Clinical Results. Dyloject(TM) is in development in the U.S. for the treatment of post-operative pain and in Europe for the treatment of acute forms of pain, including renal colic, exacerbations of osteo- and rheumatoid arthritis, acute back pain, acute gout, acute trauma, pain associated with fractures in addition to post-operative pain.

         Initial studies of Dyloject(TM), when administered by intravenous or intramuscular injection, have demonstrated its safety along with a safe rapid onset of action. Dyloject(TM) has also demonstrated bioequivalence to Voltarol(R). Published results from a phase II 269-patient randomized, placebo-controlled, double-blind clinical trial demonstrated that Dyloject(TM) provides a rapid drop in post-operative pain intensity. At all dosage levels tested, Dyloject(TM) provided statistically significant post-operative pain relief through 6 hours (p <0.05) and was safe and well-tolerated by patients. The results of this clinical study were published in 2000 in the European Journal of Clinical Pharmacology.

         In October 2003, IDDS completed a randomized, four-way cross-over phase I trial comparing the pharmacokinetics, bioequivalence and safety of Dyloject(TM) to Voltarol(R). Dyloject(TM) was bioequivalent to Voltarol(R) regardless of intravenous infusion time as defined and required by the Medicines and Health Products Regulatory Agency ("MHRA").

         In March 2004, IDDS completed a randomized, four-way cross-over phase I clinical study comparing the pharmacokinetic, bioequivalence and safety of Dyloject(TM) to Voltarol(R) when administered intravenously and intramuscularly. Dyloject(TM) was found to be bioequivalent to Voltarol(R) regardless of the method of administration and was safe and well tolerated.

RYLOMINE(TM) (INTRANASAL MORPHINE)

         Background. Rylomine(TM) is in development in the U.S. and Europe for the treatment of acute moderate-to-severe pain and breakthrough pain. Breakthrough pain is acute pain that overcomes or breaks through a patient's fixed, by-the-clock doses of pain medicine. Morphine, the active pharmaceutical ingredient in Rylomine(TM), is the analgesic standard to which all other opioids are usually compared, and has potent effects upon the mu-opioid receptor that is found in many nerve cells with pain pathways. When morphine binds to this receptor, it interferes with the transmission of pain signals from nerve endings and across nerve pathways to the spinal cord and brain. The power of morphine to reduce the level of physical distress places it among the most important naturally occurring compounds. Morphine is a strong analgesic used for the relief of moderate-to-severe acute and chronic pain, pre-operative sedation, and as a supplement to anesthesia. It is the drug of choice for treating moderate-to-severe pain associated with, in part, surgical operations, myocardial infarction and cancer.

         ChiSys(TM) Delivery Platform. We have a proprietary drug delivery technology that allows us to deliver morphine and to achieve therapeutic blood levels of the drug in a predictable fashion that was previously unattainable when administered through the nasal route. The key to this technology is ChiSys(TM), a naturally occurring carbohydrate polymer that, while pharmaceutically inert by itself, enhances the absorption of compounds across mucosal membranes such as those of the nasal cavity, and thereby provides the potential to deliver drugs through such routes. This enhancement of drug delivery is particularly important for compounds such as morphine that are poorly absorbed across mucosal barriers, in particular, the nasal membrane. The contribution of ChiSys(TM) to enhancing mucosal drug absorption is reported to be due to several factors including its potent mucoadhesive property, which prevents drug washout.

         Conventional oral formulations of morphine do not provide rapid relief of pain in many patients. Aside from its slow and variable onset of action, oral morphine demonstrates considerable patient-to-patient variability in absorption. Clinicians therefore must rely on injection of morphine into a muscle or a vein to assure rapid and effective pain relief. Administration of injectable morphine requires professional assistance or hospitalization. Therefore, alternative formulations of morphine that are easy to administer by a patient or caregiver, and deliver rapid onset of action with clinically meaningful blood levels of active drug would provide significant medical benefit. We believe that Rylomine(TM) represents such an alternative nasal formulation that combines patient convenience, ease of use, and cost-effectiveness with rapid onset of pain relief and well-accepted potency equivalent to injectable delivery routes.

         Previous single- and multiple-dose Phase I clinical studies of Rylomine(TM) have demonstrated similar pharmacokinetics to intravenous morphine. Rylomine(TM) is rapidly absorbed to produce blood levels of morphine typically associated with analgesic effectiveness. These data were presented at the 2002 International Association for the Study of Pain 10th. World Congress on Pain, in San Diego, CA.

         In December 2002, IDDS completed a large randomized, placebo- and comparator-controlled, double-blind, phase II trial evaluating the safety and effectiveness of Rylomine(TM) in 225 patients suffering from moderate-to-severe post-operative pain. Rylomine(TM) provided statistically superior pain relief as compared to placebo (p <0.05) with appreciable pain relief occurring five to ten minutes following nasal administration. Rylomine(TM) delivered a statistically similar onset of action and total pain relief outcome as compared to intravenous morphine infused over 10 minutes. Rylomine(TM) also demonstrated a lower side effect profile and faster onset of action compared to oral morphine.

         In October 2004, following the decision of the European Agency for the Evaluation of Medicinal Products ("EMEA") to grant "Part B status" for Rylomine(TM), a pre-MAA submission meeting was held between the representatives of the EMEA and IDDS. In recognition that Rylomine(TM) represents a significant innovation and a potential benefit to the European Community, Part B status was granted by the EMEA making the product eligible for review through the faster Centralized Procedure.

PMI-100/150 (INTRANASAL KETAMINE)

         Background. PMI-100/150, a proprietary nasal formulation of ketamine, is currently under development by us for treatment of acute moderate-to-severe pain, including breakthrough pain. Ketamine, a non-opiate, is an N-methyl-D-aspartate ("NMDA"), receptor antagonist that has been in clinical use for over 30 years as a general anesthetic. Since its approval by the FDA, ketamine has been safely used as an anesthetic in tens of thousands of patients. NMDA receptors are located in the central nervous system and play a role in the perception of acute and chronic pain as well as in the development of analgesic tolerance to opioids. Ketamine blocks NMDA receptors and therefore is a logical drug candidate for use as an analgesic for syndromes associated with acute pain, as well as breakthrough pain. Ketamine, at lower doses than that approved for use as an anesthetic, has been reported in the medical literature to be an effective analgesic in settings such as post-operatively, during medical procedures, and for neuropathic pain.

         As reported in recent medical literature, the use of ketamine as an analgesic, while not yet approved by the FDA, is gaining clinician acceptance as a result of its effectiveness and minimal impact on cardiovascular and respiratory functions. Since ketamine is not approved for use as an analgesic, physicians have resorted to using the drug off-label. We believe that an FDA-approved formulation of ketamine for the treatment of moderate-to-severe pain will provide physicians with an accepted and regulated alternative to off-label use. In addition, in 1998, ketamine was scheduled by the DEA as a
Schedule III controlled substance. We believe this will only improve the prospects of its intended use of ketamine, as the scheduling of ketamine by the DEA provides additional protection with respect to controlling distribution, prescribing patterns, and disposal, thereby reducing the potential for misuse.

         Clinical Results. PMI-100/150 is in development in the U.S. and Europe for the treatment of acute moderate-to-severe pain and breakthrough pain. We believe that PMI-100/150 is optimized for use as a pain medication and potentially offers a safe, non-opioid alternative for the treatment of moderate-to-severe pain.

         Previous randomized, double-blinded, placebo-controlled phase II clinical studies have demonstrated statistically significant (p<0.05) relief of moderate-to-severe post-operative and breakthrough pain. PMI-100/150 was fast-acting, with statistically significant (p<0.05) pain relief occurring as early as 4 minutes post administration of PMI-100/150. PMI-100/150 also appeared to be safe and well-tolerated by patients. These results were presented at the American Society for Clinical Pharmacology and Therapeutics in Atlanta, Georgia in April 2002 and the American Society of Clinical Oncology in Orlando, Florida in May 2002.

         In May 2003, following the presentation of clinical data at the plenary session of the Advanced Technology Application for Combat Casualty Care conference in Orlando, Florida, the U.S. Department of Defense awarded an approximately $4.3 million funding extension to IDDS to aid in the development of PMI-100/150. This award is based on the need of the military for a fast-acting, non-invasive, and non-sedating alternative to the intravenous and oral medications commonly used for treatment of combat-related injuries, such as burns, bullet wounds and blunt trauma.

         In June 2004, IDDS had an End-of-Phase II meeting with representatives of the FDA. The purpose of the meeting was to review the intended clinical use and the proposed product development plan for PMI-100/150. The FDA provided guidance and defined the requirements for NDA submission.

COMPETITIVE GRANTS

         IDDS has received the following grants that provide both financial and development support for several of its clinical programs.

-- U.S. DEPARTMENT OF DEFENSE

         The U.S. Department of Defense has awarded IDDS a total of approximately $5.5 million in contracts and grants to develop PMI-100/150 for the treatment of acute moderate-to-severe pain in military personnel and for mass casualty management. These contracts reimburse IDDS for expenses associated with some aspects of the non-clinical, clinical, and manufacturing sub-projects required to support a NDA submission.

STRATEGIC AGREEMENTS

-- SHIMODA AGREEMENT

         In December 2001, IDDS entered into a license agreement with Shimoda Biotech, Ltd. and its wholly-owned subsidiaries, Farmarc N.A.N.V. (Netherlands Antilles) and Farmarc Netherlands B.V. under which IDDS received certain worldwide, exclusive rights to develop and commercialize products related to a proprietary formulation of the injectable delivery of diclofenac. Shimoda Biotech, Ltd. and Farmarc's rights to the formulation were originally licensed from Janssen Pharmaceutica Products, L.P. Under the terms of this agreement, IDDS agreed to use commercially reasonable efforts to bring to market products that use the technology it licensed from Farmarc and Shimoda, continue active marketing efforts for those products, and comply with the commercialization timelines imposed on Shimoda by IDDS that licensed some of this technology to Shimoda. IDDS is currently in compliance with the agreement and has positive relations with its license partners. Shimoda agreed that it will not grant to any third party any right or license under any of Shimoda's intellectual property rights involving the use of any cyclodextrin product related to pain management, anesthesia or sedation without first offering IDDS the right on the same terms and conditions. Under the license agreement with Shimoda Biotech (Proprietary) Ltd., we are also obligated to pay an aggregate of $6.0 million upon the occurrence of specified developmental milestones, which include the filing of an NDA with the FDA for Dyloject(TM), the approval of an NDA by the FDA and the first commercial sale of a licensed product and pay a royalty based upon our and our sublicensees' sales of products. As of December 31, 2004, we had paid Shimoda in aggregate $1.7 million in cash since the inception of this agreement. Under this agreement, the timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by the FDA. If the FDA imposes more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. IDDS is obligated to pay Shimoda and Farmarc, on a country-by-country basis, a royalty on the sales, net of various customary cash discounts, attributable to these products.

-- WEST PHARMACEUTICAL AGREEMENTS

         In August 2000, IDDS entered into a license agreement, which was amended in October 2001 and October 2003, with West Pharmaceutical under which IDDS had a worldwide, exclusive right to develop and commercialize intranasal morphine under patents held by West Pharmaceutical for the transmucosal delivery of morphine to humans and animals for the treatment of pain. The licensed patent portfolio from West Pharmaceuticals provides U.S. protection until 2014 and worldwide protection through 2016. The term of the license remains in effect until the last to expire of the Licensed Patents. We believe that IDDS' recently filed patent applications, if approved, will significantly expand the life of these patents. In the future, we may be required to pay West Pharmaceutical an aggregate of $5.0 million for research and development milestones if certain defined events occur, which include the first filing of a marketing authorization application with a regulatory agency, first approval of a marketing authorization application and the first commercial sale of a licensed product. As of December 31, 2004, we had paid West in aggregate $5.6 million in cash since the inception of this agreement. The timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. If regulatory agencies impose more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. IDDS is obligated to pay West Pharmaceutical a royalty on the sales, net of various customary cash discounts, attributable to intranasal morphine.

         In February 2005, West Pharmaceutical sold a substantial majority interest in its drug delivery business to Archimedes Pharma Limited ("Archimedes"), a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners. As part of the sale, West Pharmaceutical assigned the IDDS License Agreement and related agreements to Archimedes, and Archimedes assumed all of West Pharmaceutical's obligations thereunder.

-- KETAMINE LICENSE

         IDDS assumed a license agreement with Dr. Stuart Weg upon the closing of its merger with Pain Management, Inc., another specialty pharmaceutical company, in September 2000. The license grants IDDS the exclusive, worldwide rights for the intellectual property surrounding intranasal ketamine. Under the license agreement with Dr. Weg, we are obligated to make aggregate milestone payments of approximately $1.6 million to Dr. Weg, Herbert Brotspies and Calgar & Associates. As of December 31, 2004, we had paid Dr. Weg, Herbert Brotspies and Calgar & Associates an aggregate of $950,000 in cash and issued 66,563 shares of common stock in lieu of cash payments of $100,000, and we had accrued the final $500,000 milestone payment, which may be paid in our stock. We are also obligated to pay Dr. Weg, Dr. Brotspies, and Calgar & Associates a royalty on the sales, net of various customary cash discounts, attributable to intranasal ketamine.

SALES AND MARKETING

         Our commercialization efforts will focus on a dual-path marketing and distribution strategy as a result of our areas of therapeutic focus. A narrow channel of distribution will target hospitals, chronic care facilities, palliative care providers, long-term care centers, pain specialists, high-prescribing oncologists, oncology clinics, burn clinics, and customers such as the U.S. Department of Defense. This focused approach allows for the creation of a small internal sales and marketing organization. In addition to building our own sales and marketing organization, we are also evaluating the utilization of a broader channel of distribution such as large, established pharmaceutical companies and contract sales organizations to assist in the broadest commercialization of its product candidates. In order to cover all of the key prescribing physicians at an adequate level of reach and frequency, we would need to significantly expand our proposed sales force or partner with a company with a substantial sales organization. Outside of the U.S. we intend to sublicense distribution and marketing rights to one or more pharmaceutical companies with established sales forces in the targeted territories.

COMPETITION

         Our success will depend, in part, upon our ability to achieve market share at the expense of existing, established products and future products in the relevant target markets. Existing and future products, therapies, technological innovations, and delivery systems will compete directly with our products. Competing products and technologies may provide greater therapeutic benefit for a specific indication or may offer comparable performance at a lower cost. Alternative technologies are being developed to improve the delivery of drugs within the prescription pain management industry, several of which may be in the clinical trials stage or are awaiting approval from the FDA.

         We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, and other public and private research institutions. Many companies, for example, currently sell either generic or proprietary prescription pain formulations. Companies that currently sell both generic and proprietary opioid formulations include among others Abbott

Laboratories, Alza Pharmaceuticals, AstraZeneca, Cephalon, Endo Pharmaceuticals, Elkins-Sinn, Janssen Pharmaceutica, McNeil Consumer Healthcare, Purdue Pharma, Roxane Laboratories and Watson Laboratories. Alternative technologies are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. These alternatives include Elan's Prialt, Pfizer's Lyrica as well as combination products from Endo Pharmaceuticals. In addition, companies pursuing different but related fields represent substantial competition. Such competitors may also have access to more resources, financial and otherwise, which may allow these institutions to develop and market competing products more rapidly and more effectively than we have. Many of these competitors, either alone or together, with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in developing drugs, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of drugs, formulating and manufacturing drugs and launching, marketing and selling drugs.

INTELLECTUAL PROPERTY

         Our goal is to obtain, maintain, and enforce patent protection for our products, formulations, processes, methods, and other relevant proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy has been to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our product candidates, proprietary information, and proprietary technology through a combination of contractual arrangements and patents.

         IDDS currently has certain exclusive license rights under approximately 81 patents filed in the US and worldwide. We also depend upon the skills, knowledge, and experience of our scientific and technical personnel, as well as that of our advisors, consultants, and other contractors, none of which is patentable. To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we will rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us or IDDS of the ideas, developments, discoveries and inventions important to its business.

MANUFACTURING

         We do not own any manufacturing facilities. IDDS contracts with qualified third parties who must comply with current good manufacturing practices and procedures reviewed by the FDA for the manufacture of bulk active pharmaceutical ingredients and finished product. IDDS has entered into contractual agreements with DPT Lakewood, Inc. for the clinical production of Rylomine(TM) and PMI-100/150, and with Precision Pharma for the clinical production of Dyloject(TM). We were advised that the FDA has inspected and approved both DPT Lakewood, Inc. and Precision Pharma facilities and both were determined to be in compliance with good manufacturing practices.

GOVERNMENT REGULATION

         The FDA and comparable regulatory agencies in foreign countries as well as pharmacy regulators in state and local jurisdictions, impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our products.

         The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before our initial products may be marketed in the U.S. generally involves the following:

         o    Preclinical laboratory and animal tests;

         o Submission of an IND, which must become effective before human clinical trials may begin;

         o Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

         o    Submission to the FDA of a NDA; and

         o    FDA review and approval of a NDA.

         The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all.

         Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.

         We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. Further, an independent Institutional Review Board ("IRB") at each medical center proposing to conduct the clinical trials must review and approve any clinical study. The IRB also continues to monitor the study and must be kept aware of the study's progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

         HUMAN CLINICAL TRIALS ARE TYPICALLY CONDUCTED IN THREE SEQUENTIAL PHASES THAT MAY OVERLAP:

         o Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion.

         o Phase II: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

         o Phase III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

         We cannot be certain that we will successfully complete Phase I, Phase II, or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the IRB or IDDS as IND sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

         Under the Pediatric Research Equity Act of 2003, a sponsor is also required to include an assessment, generally based on clinical study data, on the safety and efficacy of its drugs for all relevant pediatric populations before it submits a NDA. The statute provides for waivers or deferrals in certain situations, and IDDS intends to submit applications for such waivers or deferrals, but we can make no assurances that such situations will apply to our products or that the waivers or deferrals will be granted.

         We also must finalize a process for manufacturing the product in accordance with current good manufacturing practice ("GMP") requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and we must develop methods for testing the quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

         The results of product development, pre-clinical studies, and clinical studies are submitted to the FDA as part of a NDA for approval of the marketing and commercial shipment of the product. The FDA conducts an initial review of each NDA submitted to assess whether it is acceptable for filing. The FDA may refuse to file the NDA and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA. The FDA has substantial discretion in the approval process and may disagree with IDDS' interpretation of the data submitted in the NDA. The review process may be significantly extended by the FDA requests for additional information or clarification regarding information already provided. Also, as part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA is not bound by the recommendation of an advisory committee. Manufacturing establishments often also are subject to inspections prior to NDA approval to assure compliance with GMPs.

         Under the Prescription Drug User Fee Act ("PDUFA"), submission of a NDA with clinical data requires payment of a fee. For fiscal year 2005, that fee is $672,000. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its response. It is not certain that FDA will meet its performance goal of ten months for its review. The FDA's response to the NDA will be in the form of an approval letter, or a non-approvable letter. Any response from the FDA that is not approval of the NDA may require us to submit additional information, which may include additional clinical data. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may require post-approval studies, also known as Phase IV studies, to develop additional information regarding the product. In addition, the FDA requires post-approval adverse event reporting, and the agency has the power to require changes in labeling or to prevent further marketing of a product. The agency may also decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.

         Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our products under development on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from pre-clinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business.

         Any products we manufacture or distribute pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with the FDA promotion and advertising requirements. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. However, in certain circumstances, and subject to very stringent requirements, the FDA will permit the dissemination of peer-reviewed scientific reprints related to unapproved uses. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current good manufacturing practices, which impose procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with these regulations could result, among other things, in warning letters, suspension of regulatory approval, refusal to approval pending applications or supplements to approved applications filed by IDDS, recalls, suspension or closure of production or injunctions, seizures, or civil or criminal sanctions. IDDS cannot be certain that it or its present or future subcontractors will be able to comply with those regulations and other FDA regulatory requirements.

         We and our product candidates are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities.

         The FDA's policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of IDDS' potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

         In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval. We may incur significant costs to comply with these laws and regulations now or in the future.

OTHER REGULATORY REQUIREMENTS

         The U.S. Federal Trade Commission and the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS") also regulate certain pharmaceutical marketing practices. Thus, reimbursement practices of the HHS covering medicine and medical services are important to the success of our products.

         The federal Controlled Substances Act ("CSA") imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, import and export controls, labeling and packaging requirements, security controls, and a restriction on prescription refills on certain pharmaceutical products. Most states impose similar controls over controlled substances under state law as regulated by the Board of Pharmacy or other state regulatory authorities. The CSA is administered by the DEA, a division of the Department of Justice. To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure of companies to maintain compliance, particularly as manifested in loss or diversion, can result in regulatory action including civil and criminal penalties, refusal to renew necessary registrations, or initiating proceedings to revoke those registrations. If a manufacturer or distributor has its registration revoked, it can no longer lawfully possess or distribute controlled substances meaning effectively that the operations of such an organization must cease with respect to controlled substances. In certain circumstances, violations also can lead to criminal proceedings.

         A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be "scheduled" as a Schedule I, II, III, IV or V substance, with Schedule II substances considered to present the highest risk of substance abuse for any product with a medical use, and Schedule V substances the lowest. Morphine and ketamine are classified as Schedule II and III substances, respectively. As a Schedule III substance, each substance prescription for our ketamine product would be limited to five refills. Morphine, however, as a Schedule II substance would be subject to higher regulation including no refills for prescriptions, special transactions reporting to DEA, special DEA-supplied order forms for all transactions, and written prescriptions instead of phoned or faxed to a pharmacy. The DEA also limits the quantity of the Schedule II controlled substance inventories used by pharmaceutical manufacturers in the production of controlled substances. As part of its commercialization of its morphine product, IDDS, its subcontractors or its vendors will be required to file for and obtain quotas from the DEA for the procurement and manufacture of controlled substance active ingredients and finished drug products.

         We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations now or in the future. We cannot assure you that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on our current and anticipated operations.

EUROPEAN PRODUCT APPROVAL

         Prior regulatory approval for human healthy volunteer studies (Phase I studies) is required in member states of the E.U. Following successful completion of Phase I studies, data is submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II studies. The regulatory authorities in the E.U. typically have between one and three months to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In addition, one or more independent ethics committees, which typically operate similarly to an Institutional Review Board in the U.S., will review the ethics of conducting the proposed research.

         In order to gain marketing approval in the E.U., IDDS must submit a dossier to the relevant authority for review, which is known in the E.U. as the EMAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data.

         In the E.U. there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, which IDDS is pursuing for its intranasal morphine product, one marketing authorization is granted for the entire E.U., while under the decentralized route, which IDDS is pursuing for IV diclofenac, a series of national marketing authorizations are granted. In the centralized system the application will be reviewed by members of the Committee for Proprietary Medicinal Products ("CPMP"), on behalf of EMEA. The EMEA will, based upon the review of the CPMP, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, IDDS can choose to use the decentralized route, in which case the application will be reviewed by one member state's regulatory agency. If the regulatory agency grants the authorization, other member states' regulatory authorities are asked to "mutually recognize" the authorization granted by the first member state's regulatory agency.

         Approval can take several months to several years, or can be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The regulatory authorities may conduct an inspection of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

         Failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. Renewals in Europe may require additional data, which may result in a license being withdrawn. In the E.U., regulators have the authority to revoke, suspend or withdraw approvals of previously approved products, to prevent companies and individuals from participating in the drug approval process, to request recalls, to seize violative products and to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products.

PRICING CONTROLS

         Before a pharmaceutical product may be marketed and sold in certain foreign countries the proposed pricing for the product must be approved. The requirements governing product pricing vary widely from country to country and can be implemented disparately at the national level.

         The E.U. generally provides options for its member states to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. For example, the regulation of prices of pharmaceuticals in the United Kingdom is generally designed to provide controls on the overall profits that pharmaceutical companies may derive from their sales to the U.K. National Health Service. The U.K. system is generally based on profitability targets or limits for individual companies which are normally assessed as a return on capital employed by the company in servicing the National Health Service market, comparing capital employed and profits.

         In comparison, Italy generally establishes prices for pharmaceuticals based on a price monitoring system. The reference price is the European average price calculated on the basis of the prices in four reference markets: France, Spain, Germany and the U.K. Italy typically establishes the price of medicines belonging to the same therapeutic class on the lowest price for a medicine belonging to that category. Spain generally establishes the selling price for new pharmaceuticals based on the prime cost, plus a profit margin within a range established each year by the Spanish Commission for Economic Affairs. Promotional advertising costs are limited.

         There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceuticals will allow favorable reimbursement and pricing arrangements for our products.

THIRD-PARTY REIMBURSEMENTS

         In the U.S., E.U. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability and adequacy of reimbursement to the consumer or the health care provider from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit.

         In the U.S., the willingness of consumers to choose treatment with a self-administered outpatient prescription drug over a different drug, or over another form of treatment, is often dependent in part upon the success of the manufacturer in obtaining placement of the product on their health plan's formulary or drug list, because favorable formulary placement means lower out of pocket costs. Obtaining favorable formulary placement typically requires that the product be less expensive than what the health plan determines to be therapeutically equivalent products, and often requires manufacturers to offer discounts or rebates. Federal law also requires manufacturers to pay rebates to state Medicaid programs in order to have their products reimbursed by Medicaid. In addition, the federal Medicare program, which covers most Americans over age 65 and the disabled, currently provides no coverage for self-administered outpatient prescription drugs absent a specific statutory provision. Beginning in the summer of 2004, Medicare sponsored a prescription drug discount card program that is intended to reduce costs for prescription drugs, and beginning in 2006, a new Medicare Part D will offer eligible beneficiaries limited coverage for outpatient prescription drugs. Both of these programs will also rely on formularies. Also beginning in 2004, Medicare is adopting new payment formulas for prescription drugs administered in a provider setting, such as a hospital or physician's office, that are generally expected to lower reimbursement for those drugs.

         The E.U. generally provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement. Member states in the E.U. can opt to have a "positive" or a "negative" list. A positive list is a listing of all medicinal products covered under the national health insurance system, whereas a negative list designates which medicinal products are excluded from coverage. The E.U., the U.K. and Spain use a negative list approach, while France uses a positive list approach. In Canada, each province decides on reimbursement measures. In some countries, in addition to positive and negative lists, products may be subject to a clinical and cost effectiveness review by a health technology assessment body. A negative determination by such a body in relation to one of our products could affect the prescribing of the product. For example, in the

U.K., the National Institute for Clinical Excellence ("NICE"), provides guidance to the National Health Service on whether a particular drug is clinically effective and cost effective. Although presented as "guidance," doctors are expected to take the guidance into account when choosing a drug to prescribe. In addition, health authorities may not make funding available for drugs not given a positive recommendation by the NICE. There is a risk that a negative determination by the NICE will mean fewer prescriptions. Although the NICE will consider drugs with orphan status, there is a degree of tension on the application by the NICE of the standard cost assessment for orphan drugs, which are often priced more highly to compensate for the limited market. It is unclear whether the NICE will adopt a more relaxed approach toward the assessment of orphan drugs.

         We cannot give any assurance that any of our products will be considered cost effective and that reimbursement to the consumer or the health care provider will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

FRAUD AND ABUSE LAWS

         A federal law commonly known as the federal healthcare program anti-kickback law, and several similar state laws, prohibit any remuneration that is intended to induce physicians or others either to refer patients, or to acquire or arrange for or recommend the acquisition of health care products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal health care program, the state laws often apply regardless of whether federal funds may be involved. Other federal and state laws prohibit anyone from presenting or causing to be presented claims for payment to health care payers that are false, fraudulent or are for items or services not provided as claimed. Several recent and current enforcement actions by federal and state prosecutors have targeted some sales and marketing activities of prescription drug manufacturers under these statutes. As we begin to market our products to health care providers, such as physicians and hospitals, the relationships we form, including compensation of physicians for speaking or consulting services, financial support of continuing medical education or research programs, and assisting customers with obtaining third-party reimbursement for its products, could be challenged under these broad laws. A successful challenge could lead to civil or criminal penalties, including the exclusion of our products from reimbursement under Medicare, Medicaid, U.S. military health care or other federally-funded health care programs. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition. It is our intention to consult with experienced counsel concerning the potential application of these and other laws to our business and to attempt to structure our sales, marketing and other activities to comply with all such laws. However, given the broad reach of these laws and the increasing attention being given to them by law enforcement authorities, we cannot assure you that some of our activities will not be subject to challenge in the future.

EMPLOYEES

         As of March 1, 2005, we had 10 full-time employees and one temporary employee. We intend to employ additional employees or retain persons as consultants as needed, depending on the availability of such persons.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices consist of approximately 5,500 square feet of leased space at 130 West 42nd Street, 12th Floor, New York, NY 10036 under a three-year lease expiring in November 2006 at an annual base rental of $125,000, with 3% annual escalations. We plan to lease office space in Cambridge, MA in May 2005. We believe that these premises are sufficient for our current needs.

         Our website is located at http://www.idds.com.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

         We are authorized to issue 500,000,000 shares of common stock, $.001 par value, of which 25,626,436 shares were outstanding as of December 31, 2004.

         The holders of common stock are entitled to one vote for each share held of record on all matters to be voted by stockholders. There is no cumulative voting with respect to the election of directors with the result that the holders of more than 50% of the shares of common stock and other voting shares voted for the election of directors can elect all of the directors.

         The holders of shares of our common stock are entitled to dividends when and as declared by the board of directors from funds legally available therefore, and, upon liquidation are entitled to share pro rata in any distribution to holders of common stock, subject to the right of holders of any outstanding preferred stock. No dividends have ever been declared by the board of directors on the common stock. See "Dividend Policy." Holders of our common stock have no preemptive rights. There are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All of the outstanding shares of common stock are, and all shares sold hereunder will be, when issued upon payment therefore, duly authorized, validly issued, fully paid and non-assessable.

PREFERRED STOCK

         We are authorized to issue 5,000,000 shares of preferred stock, par value $.001 per share, of which 200,000 shares have been designated as Series A Preferred Stock. However, all outstanding shares of Series A Preferred Stock were repurchased as of the IDDS merger, and none was outstanding as of December 31, 2004.

         We may issue authorized preferred stock in one or more series having the rights, privileges, and limitations, including voting rights, conversion rights, liquidation preferences, dividend rights and redemption rights, as may, from time to time, be determined by the board of directors. Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters, as the board of directors deems appropriate. In the event that we determine to issue any shares of preferred stock, a certificate of designation containing the rights, privileges and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Nevada. The effect of this preferred stock designation power is that our board of directors alone, subject to Federal securities laws, applicable blue sky laws, and Nevada law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control without further action by our stockholders, and may adversely affect the voting and other rights of the holders of our common stock.

PRINCIPAL MARKET AND MARKET PRICES

         Our common stock has traded in the over-the-counter market on the OTC Electronic Bulletin Board (OTCBB) under the symbol ITRD. The following table sets forth for the indicated periods the high and low bid prices of the common stock for the two fiscal years ended December 31, 2004, as reported on the OTCBB. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


--------------------------------------------------------------------------------------
                              FISCAL YEAR ENDED              FISCAL YEAR ENDED
    FISCAL PERIOD                 12/31/04                        12/31/03
--------------------------------------------------------------------------------------
                            High             Low            High            Low
--------------------------------------------------------------------------------------
    First Quarter           $0.20           $0.15           $0.07          $0.07
--------------------------------------------------------------------------------------
    Second Quarter           0.75            0.15            0.60           0.07
--------------------------------------------------------------------------------------
    Third Quarter            0.85            0.40            0.20           0.20
--------------------------------------------------------------------------------------
    Fourth Quarter           3.35            0.25            0.20           0.15
--------------------------------------------------------------------------------------


APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK

         On March 28, 2005, there were approximately 218 stockholders of record of our common stock, excluding record holders of IDDS common stock who have not yet exchanged the certificates for their IDDS shares for our common stock. In addition, a number of shares of common stock are held in street or nominee name, so it is believed that there are a substantial number of additional beneficial owners of our common stock.

DIVIDENDS

         We do not intend to pay any cash dividends on our common stock in the foreseeable future. All cash resources are expected to be invested in our business.

TRANSFER AGENT

         Atlas Stock Transfer Corporation, Las Vegas, Nevada, is the transfer agent for our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         (1) In connection with the December 2004 merger, effective as of December 6, 2004, we issued an aggregate of 24,473,246 shares of our common stock to the former holders of IDDS common stock at an exchange ratio of
1.0184107 shares of our common stock for each share of IDDS common stock. We relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder, based on our belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 "non-accredited" investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment.

         (2) Immediately prior to the December 2004 Intrac-IDDS merger, we issued an aggregate of 1,053,201 shares of common stock to seven persons upon conversion of outstanding 8% Series SPA Senior Subordinated Convertible Redeemable Debentures due November 30, 2004. We relied on the exemption from federal registration under Section 3(a)(9) of the Securities Act.

         (3) Immediately prior to the Intrac-IDDS merger, all outstanding shares of the IDDS Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted into IDDS Common Stock. IDDS relied on the exemption from federal registration under Section 3(a)(9) of the Securities Act.

         (4) Immediately prior to the Intrac-IDDS merger, IDDS sold to 39 investors 6,139,913 shares of common stock at a price of $2.95 per share. IDDS had engaged Rodman & Renshaw LLC ("R&R") to act as placement agent, and as part of the R&R fee, issued to R&R warrants to purchase 920,987 shares of common stock at $2.95 per share exercisable for five years. IDDS relied on the exemption from the registration requirements of the Securities Act provided in
Section 4(2) and Rule 506 promulgated thereunder, based on its belief that the offer and sale of the shares did not involve a public offering, as all of the purchasers (most of which were institutional) represented that they were "accredited" investors and no general solicitation was involved in the offering.

         (5) On November 5, 2004, IDDS issued an aggregate of $1,000,000 principal amount of 10% Senior Secured Debentures due November 4, 2005 to two institutional investors. As part of the purchase, the investors received Common Stock Purchase Warrants for the purchase of an aggregate of 226,314 shares of common stock at an exercise price of $2.65 per share for a period of five years. IDDS relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) and Rule 506 promulgated thereunder, based upon its belief that the offers and sales of the Debentures and Warrants did not involve a public offering, as both of the purchasers were institutional investors and no general solicitation was involved in the offering.

         (6) In August 2003, IDDS issued an aggregate of 2,954,350 shares of IDDS Series C Preferred Stock for an aggregate purchase price of $4,520,147 to existing IDDS stockholders in a rights offering, and one purchaser who converted a $500,000 promissory note. IDDS relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) and Rule 506 promulgated thereunder (and Section 3(a)(9) as to the noteholder), based on its belief that the offers and sales of the Series C Preferred Stock did not involve a public offering, as all of the purchasers, most of whom were existing stockholders, had represented that they were "accredited investors," as defined in Rule 501 under the Securities Act.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

                                                                                                  (d) MAXIMUM
                                                                                                   NUMBER (OR
                                                                            TOTAL NUMBER          APPROXIMATE
                                                                           |OF SHARES (OR       DOLLAR VALUE) OF
                                                                         UNITS PURCHASED AS     SHARES (OR UNITS)
                                                                                PART             THAT MAY YET BE
                            (a) TOTAL NUMBER OF    (b) AVERAGE PRICE         OF PUBLICLY        PURCHASED UNDER
                             SHARES (OR UNITS)     PAID PER SHARE (OR     ANNOUNCED PLANS         THE PLANS OR
           PERIOD                PURCHASED               UNIT)               OR PROGRAMS            PROGRAMS
 Month #1                          --                      --                    --                     --
 (Oct 1 -  Oct 31)

 Month #2                          --                      --                    --                     --

 Month #3                  200,000 shares of           $0.000005                 --                     --
 (Dec 1 - Dec 31           Series A Preferred
                           Stock (1)
                           200,000 shares of           $0.000005                 --                     --
 Total                     Series A Preferred
                           Stock


(1) In connection with the merger, we repurchased 200,000 shares of our Series A Preferred Stock for an aggregate cash payment of $1.00.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties. Operating results are not necessarily indicative of results that may occur in future periods.

FORWARD LOOKING STATEMENTS

         We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on our behalf. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in good faith forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matter discussed elsewhere herein, the following are important factors that in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals and patents; the commercialization of our product candidates, at reasonable costs; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. We are also subject to numerous risks relating to our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section "Risk Factors" in our registration statement on Form SB-2 (File No. 333-122177), filed with the Securities and Exchange Commission on January 20, 2005. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward looking statements to reflect events or circumstances after the date hereof.

OVERVIEW

         We are a specialty pharmaceutical company that applies innovative proprietary technologies to develop new drugs and improved formulations of existing drugs that target current unmet and underserved medical need in the pain management market. Our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments. We have three late stage product candidates in clinical development: Dyloject(TM) (diclofenac sodium injectable), Rylomine(TM) (intranasal morphine) and PMI-100/150 (intranasal ketamine).

         We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $54.6 million through December 31, 2004. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. Research and development activities include costs associated with nonclinical and clinical trials, process development and improvement, clinical and commercial scale manufacturing. General and administrative related costs include salary, temporary and consulting expense in addition to non-cash stock based compensation associated with stock option grants issued to employees and non-employees.

         On December 6, 2004, we completed a reverse merger transaction with IDDS, whereby a newly-formed wholly-owned subsidiary of Intrac, Inc. merged with and into IDDS, with IDDS remaining as the surviving corporation and a wholly-owned subsidiary of Intrac. In consideration for their shares of IDDS, the former stockholders of IDDS received approximately 95.5% of the outstanding common stock of Intrac, Inc. After the merger, the executive officers and directors of IDDS become the executive officers and directors of Intrac, Inc.

         For accounting purposes, the merger transaction was treated as a reverse acquisition with IDDS as the acquiror and Intrac as the acquired party. Therefore, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of IDDS. The merger with Intrac did not have any significant effects on our assets or liabilities or on our results of operations subsequent to the date of the merger.

         Since our inception, we have incurred approximately $39.2 million of research and development costs. The major research projects undertaken by us include the development of Dyloject(TM), Rylomine(TM) and PMI-100/150. Total research and development costs incurred to date for each of these products was approximately $3.5 million, $7.9 million and $7.6 million, respectively. In addition, there was approximately $1.6 million of research and development costs incurred since inception which do not relate to our major research projects and we incurred a charge of approximately $18.6 million related to our merger with Pain Management, Inc. and the acquisition of a licensing agreement.

         For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete developments and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

NON-CASH EXPENSE, BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK AND FINANCIAL SUPPORT PROVIDED BY A PRINCIPAL STOCKHOLDER

         Since our inception, we have issued stock or granted stock options or warrants to non-employee lenders and consultants and options to employees at prices below the fair value of the underlying common stock on the date of the grant for which we recorded non-cash expense of approximately $331,000 for the year ended December 31, 2004, approximately $171,000 in 2003 and approximately $1.3 million in 2002.

         In December 2001, we issued 989,991 shares of Series B Preferred Stock in consideration of gross proceeds of approximately $5.5 million. The Series B conversion price represented a discount from the estimated fair value of our common stock at the time of issuance. Accordingly, the discount amount is considered incremental yield to the preferred stockholders and has been accounted for as a deemed dividend to preferred stockholders. Based on the conversion terms of the Series B Stock, a deemed dividend of approximately $3.6 million has been added to the net loss applicable to common stockholders in the year ended December 31, 2001.

         Since our inception and until September 30, 2002, Paramount Capital Investments, LLC provided us with office space, industry expertise, financial support and certain administrative and legal assistance at no cost to us. Paramount Capital Investments is an affiliate of Paramount Capital, Inc., which, in turn, is affiliated with one of our principal stockholders. Paramount Capital is an integrated, privately held, full-service investment banking firm specializing in private placements of equity and debt securities for publicly traded and privately held biotechnology and biopharmaceutical companies. The estimated fair value of Paramount's assistance has been reflected in the accompanying financial statements as an expense in the period benefited with a corresponding deemed capital contribution. The estimated fair value of the financial assistance totaled none in the years ended December 31, 2004 and 2003, and $185,000 for the year ended December 31, 2002.

RESULTS OF OPERATIONS

         REVENUES. With the exception of revenues derived from government grants and contracts, we have generated no operating revenues since our inception and do not expect operating revenues for the foreseeable future. In October 2000, we the Company had received a grant of $1.2 million from the U.S. Department of Defense ("DOD"). In May 2003, the DOD extended funding of the development of PMI-100/150 by awarding us the Company a $4.3 million contract. The DOD contract was the sole source of contract and grant revenue for the year ended December 31, 2004. The DOD reimburses us for certain research and development costs related to the PMI-100/150 development program. The DOD contract is billed monthly as costs are incurred.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related expenses for personnel, materials and supplies used to develop our product candidates. Other research and development expenses include compensation paid to consultants and outside service providers and the costs to license acquired technologies that have no alternative future use. We expense research and development costs as incurred. We expect that we will continue to incur significant research and development expenses in the future as our three product candidates enter pivotal clinical trials and progress through the later stages of product development.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include facility costs and professional fees for legal and accounting services.

         INTEREST INCOME AND EXPENSE. Interest income consists of interest earned on our cash and cash equivalent balances. Interest expense consists of interest incurred on loans.

YEARS ENDED DECEMBER 31, 2004 AND 2003

         REVENUES. Contract revenue decreased from approximately $1.1 million for the year ended December 31, 2003 to approximately $837,000 for the year ended December 31, 2004. During 2004, the DOD contract was the sole source of contract revenue. The decrease is attributable to reduced external clinical trial expenditures billable to the DOD contract.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased from approximately $2.2 million for the year ended December 31, 2003 to $4.8 million for the year ended December 31, 2004. The increase in research and development expense resulted from the advancement of each of our three late stage product candidate development programs.

         Dyloject(TM) clinical development and manufacturing costs increased as the development program transitioned to the pivotal phase in Europe. In the first quarter of 2004, we completed a bioequivance trial and in the third quarter, initiated patient enrollment in the pivotal European registration trial. Also in 2004, we completed process development, scale-up and manufacturing of three Dyloject(TM) production lots.

         Rylomine(TM) regulatory, biostatistical and manufacturing costs increased associated with advancing the clinical development program in the US and greater regulatory activity in Europe. In the third quarter of 2004, we submitted a pre-submission meeting request package to the EMEA and in the fourth quarter of 2004, a pre-MAA meeting was held with the Agency. Also in 2004, we completed process development, scale-up and preparation activities associated with the future manufacturing of Rylomine(TM).

         PMI-100/150 clinical and regulatory costs increased associated with preparation for the end-of-phase II meeting held with the FDA in the second quarter of 2004. Expenses associated with achievement of certain clinical and regulatory milestones under the terms of the license agreement increased by approximately $750,000 in 2004. Nonclinical expenses associated with the initiation of the carcinogenicity program for PMI-100/150 and contract laboratory expenses increased by approximately $260,000.

         Clinical development expenses increased by approximately $1.2 million due to an increase in the number of patients enrolled into clinical studies and an increase in contract research costs in support of the Dyloject(TM) and PMI-100/150 programs. Manufacturing expenses increased by approximately $474,000 due to increased activity associated with compliance to European regulatory filing requirements for Rylomine(TM) and Dyloject(TM), and clinical drug supply requirements for PMI-100/150 clinical trials. Regulatory expenses increased by approximately $119,000 due to increased regulatory activity associated with each of the three development programs.

         We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates pass from mid stage clinical trials to late stage clinical trials and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from approximately $2.0 million for the year ended December 31, 2003 to $2.7 million for the year ended December 31, 2004.

         Salary expenses declined by approximately $70,000 due to a reduction in full time headcount that was partially offset by temporary headcount and consulting costs which increased by approximately $428,000. Due to financing and merger activities, we incurred higher legal, accounting, travel and printing expenses, approximately $221,000, $198,000, $64,000, and $29,000, respectively. Rent expenses decreased by approximately $235,000 following the relocation of our New York head office in December 2003 to our present location.

         We expect general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs and the opening of our Cambridge, Massachusetts office space.

         INTEREST INCOME. Interest income decreased from approximately $14,000 for the year ended December 31, 2003 to approximately $9,000 for the year ended December 31, 2004 due to lower average invested balances of cash and cash equivalents in 2004.

         INTEREST EXPENSE. Interest expense increased from approximately $18,000 for the years ended December 31, 2003 to approximately $356,000 for the year ended December 31, 2004 due to an increase in interest charges of approximately $315,000 associated with a Debenture Note issued in November 2004 and retired in December 2004 and approximately $8,000 associated with deferral of a milestone payment associated with a license agreement.
YEARS ENDED DECEMBER 31, 2003 AND 2002

         Revenues. Grant revenue increased from $287,246 for the year ended December 31, 2002 to $1.1 million for the year ended December 31, 2003. The increase is attributable to an increase in the proportion of activity associated with fulfilling our obligations under the DOD contract and the addition of reimbursable subprojects associated with the May 2003 DOD contract extension.

         Research and Development Expenses. Research and development expenses decreased from approximately $2.4 million for the year ended December 31, 2002 to approximately $2.2 million for the year ended December 31, 2003. The decrease in research and development expense was associated with a decline of approximately $866,000 in license fees and milestone payments associated with the Shimoda licensing agreement which were partially offset by higher consulting costs associated with the in-house preparation for US and European regulatory meetings in 2003.

         General and Administrative Expenses. General and administrative expenses decreased from approximately $6.0 million for the year ended December 31, 2002 to approximately $2.0 million for the year ended December 31, 2003. The decrease in general and administrative expense was due to approximately $840,000 in lower legal, accounting and administrative costs associated with fundraising activities and approximately $1.2 million in lower non-cash compensation charges associated with stock options granted to employees at below fair value and to non-employees. Salary and benefit expenses declined by approximately $600,000 due to a reduction in full time headcount from 17 in January 2003 to 10 in December 2003 and was partially offset by higher temporary headcount and consulting costs. These measures were taken to preserve cash prior to completion of the sale of our Series C Preferred Stock in a private placement financing, which was completed in August 2003. In addition, approximately $1.3 million of offering costs were expensed in 2002 in connection with the withdrawal of our registration statement on Form S-1 in July 2002.

         INTEREST INCOME. Interest income decreased from approximately $60,000 for the year ended December 31, 2002 to approximately $14,000 for the year ended December 31, 2003 due to lower average invested balances of cash and cash equivalents in 2003.

         INTEREST EXPENSE. Interest expense increased from approximately $4,000 for the year ended December 31, 2002 to approximately $18,000 for the year ended December 31, 2003, resulting from the issuance of a note in November 2002 which was retired in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and contract revenue primarily from the U.S. Department of Defense. We intend to continue to use the proceeds from these sources to fund research and development activities, capital expenditures, working capital requirements and other general purposes. As of December 31, 2004, we had cash and cash equivalents of approximately $14.8 million.

         In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of Common Stock at $2.95 per share in a private placement. During 2003, we raised proceeds of approximately $4 million in a private placement of Series C Preferred Stock, priced at $1.50 per share. Management believes the Company has sufficient resources to fund our operations for at least the twelve months beyond December 31, 2004. We may be required to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

         From inception through December 31, 2004, net cash used in operating activities was approximately $25.3 million. Net cash used in operating activities increased to approximately $4.5 million for the year ended December 31, 2004 from approximately $2.8 million for the year ended December 31, 2003. Higher cash outflows for general and administrative and research and development expenses were partially offset in 2004, by an increase of approximately $1.3 million in accounts payable accrued expenses and a $0.5 million increase due to a license of PMI 100/150. Net cash used in operating activities decreased from approximately $6.8 million for the year ended December 31, 2002 to approximately $2.8 million for the year ended December 31, 2003. Net cash used in operating activities decreased in 2003 primarily due to reduced general and administrative and research and development expenses. This decline was partially offset in 2002 by approximately $1.3 million in non-cash charge associated with stock-based employee compensation.

         As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $54.6 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. As of December 31, 2004, we have paid an aggregate of $5.6 million and $1.7 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd., respectively. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses and may never achieve profitable operations.

         We expect our cash requirements for operating activities will increase due to the following future activities:

         o Conduct remaining nonclinical programs, including carcinogenicity studies to support both Rylomine(TM) and PMI-100/150 regulatory submission and label extensions;

         o Conduct clinical programs, including phase III clinical trials to support regulatory submissions and label extensions of our product candidates;

         o Continue to support GMP drug supply requirements of our nonclinical and clinical trials; complete formal stability testing, analytical development, methods development, specification development and commercial scale-up;

         o    Maintain, protect and expand our intellectual property;

         o    Develop expanded internal infrastructure; and

         o    Hire additional personnel.

         From inception through December 31, 2004, net cash used in investing activities was approximately $180,000, primarily due to the acquisition of manufacturing equipment, furniture and fixtures and office equipment. Net cash used in investing activities was approximately $119,000 for the year ended December 31, 2004 compared to $35,000 in 2003 and approximately $20,000 in 2002. Fluctuations in net cash used in/provided by investing activities since inception are due primarily to changes in restricted cash balances and capital expenditures. From inception to December 31, 2004, capital expenditures have not been material resulting from our use of contract manufacturing facilities. We expect that cash used for investing activities will increase in 2005, associated primarily with investment in commercial scale manufacturing and filling equipment required for the advancement of our product candidates to late stage development and commercial production.

         From inception through December 31, 2004, net cash provided by financing activities was approximately $40.3 million. Net cash provided by financing activities increased to $16.2 million for the year ended December 31, 2004 from approximately $3.8 million for the year ended December 31, 2003 and approximately $1.3 million in 2002. Our financing activities raised net cash of approximately $16.2 million from the private placement of our common stock in 2004 and $3.8 million from private placement of Series C Preferred Stock in 2003. In 2002, $0.5 million in proceeds from a note payable were received. In 2001, $0.8 million of offering costs related to our Form S-1 registration statement were capitalized as prepaid offering costs which were recognized as expense in 2002 when the registration statement was withdrawn.

CONTRACTUAL OBLIGATIONS

         The following table summarizes our contractual obligations as of December 31, 2004:

                                                              PAYMENTS DUE BY PERIOD
                                                                                                          Beyond
                                  Total              <1Yr.            1-3 Yr.           3-5 Yr.            5 yr.
                                  -----              -----            -------           -------            -----
Operating Leases(1)              $268,785           $145,827          $122,958                --               --

Weg License Agreement (2)        $500,000           $500,000                --                --               --

West and Shimoda License      $11,000,000                 --        $2,500,000        $4,500,000       $4,000,000
Agreements(3)

Total                         $11,768,785           $645,827        $2,622,958        $4,500,000       $4,000,000

         The known due dates of our contractual obligations do not extend beyond three years, however see footnotes below.

         (1) We lease approximately 5,500 square feet of general office space in addition to small equipment leases.

         (2) Under the license agreement with Dr. Weg, we are obligated to make aggregate milestone payments of approximately $1.6 million to Dr. Weg, Herbert Brotspies and Calgar & Associates. As of December 31, 2004, we had paid Dr. Weg, Herbert Brotspies and Calgar & Associates in aggregate $950,000 in cash and issued 66,563 shares of Common Stock in lieu of $100,000 cash. Under the terms of the license agreement, the Company can elect to pay the remaining $500,000 milestone in cash or equity. On December 31, 2004, we accrued the final $500,000 milestone payment which, as noted above we expect to pay during the year ending December 31, 2005.

         (3) Under the license agreements with West Pharmaceutical, we may be required to pay an aggregate of $5.0 million for research and development milestones if certain defined events occur, which include the first filing of a marketing authorization application with a regulatory agency, first approval of a marketing authorization application and the first commercial sale of a licensed product. Under the license agreement with Shimoda Biotech (Proprietary) Ltd., we may be obligated to pay an aggregate of $6.0 million upon the occurrence of specified developmental milestones, which include the filing of an NDA with the FDA for Dyloject(TM), the approval of an NDA by the FDA and the first commercial sale of a licensed product and pay a royalty based upon our and our sublicensees' sales of products. The timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between two and more than five years, from December 31, 2004, which is subject to change, as noted.



CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

         REVENUE RECOGNITION. We have been awarded government grants and contracts from the U.S. Department of Defense ("DOD") and the National Institutes of Health (the "NIH"), which are used to subsidize the Company's research and development projects. The DOD reimburses us for certain research and development subproject costs related to the PMI-100/150 development program. DOD and NIH revenue is recognized as subsidized project costs for each period are incurred. Contact and grant revenue is derived from internal headcount expense and external contractual expense, both of which, are highly dependent on the timing, order and relationship of individual reimbursable subprojects. Our grant submissions may fluctuate from period to period due to the timing and scope of these activities and the results of studies and clinical trials.

         RESEARCH AND DEVELOPMENT COSTS. Since our inception, we have incurred approximately $39.2 million of research and development costs. The major research projects undertaken by us include the development of Dyloject(TM), Rylomine(TM) and PMI-100/150. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete developments and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

         STOCK BASED COMPENSATION. We use the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25") and its related interpretations. Accordingly, we recognize compensation expense in our financial statements in connection with stock options granted to employees if the terms of the option grant are not fixed or the exercise price is less than the fair value of the Company's Common Stock at the time the stock option is granted.

         The fair value of the options and warrants granted to non-employees for financing, goods or services are included in our financial statements and expensed over the life of the debt, as the good are utilized or services performed, respectively. Securities issued in connection with services or financings were valued based on the estimate of fair value of the securities issued as determined by management. While we were a privately held company, the fair value of our common stock for purposes of determining compensation expense, if any, under APB No. 25 was based on amounts paid by outside investors for our preferred stock in recent financings, the progress of our research and development programs and other related factors. The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. This model has a number of variables, including expected volatility of our common stock, expected term, dividend yield and risk free interest rate. Volatility, while the Company was privately held, was based upon the average volatility of publicly traded peer companies in the biopharmaceutical industry. The expected term is the median expiration period of the underlying options. The risk free interest rate was calculated from the weighted average yield of the zero coupon bond corresponding to the same issue and expiration date of the option. A change in any of the assumptions noted herein could have a material impact on our reported operating results.

INCOME TAXES

         As of December 31, 2004, we had approximately $22.4 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2018 and 2024. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2004, the Emerging Issues Task Force issued Statement No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. Although the Company has participating securities, since the Company has had net losses since inception, EITF 03-6 is not applicable to any period presented and the Company's adoption of EITF 03-6 did not have an impact on the Company's financial statements.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), Share-Based Payment. SFAS No. 123R revises SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. The provisions of SFAS No. 123R require a public entity to expense, in the income statement, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, for interim or annual reporting periods that begin after June 15, 2005 . SFAS No. 123R allows companies to choose from several transition methods for recognizing the cost of share-based awards granted to employees prior to adoption of the Standard. The Company is in the process of analyzing the appropriate transition method to adopt and expects the adoption of SFAS No. 123R to have a material impact on its financial statements by increasing operating expenses, net loss attributable to common stockholders and net loss per share attributable to common stockholders.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                       33

Consolidated Balance Sheets as of December 31, 2003 and 2004                  34

Consolidated Statements of Operations for the years ended
     December 31, 2002, 2003, and 2004, and the cumulative period
     from February 23, 1998 (inception) to December 31, 2004                  35

Consolidated Statements of Redeemable Preferred Stock
     and Stockholders' Equity (Deficit) for the period from
     February 23, 1998 (inception) to December 31, 2004 including
     the years ended December 31, 2002, 2003 and 2004                         36

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2003 and 2004, and the cumulative period
     from February 23, 1998 (inception) to December 31, 2004                  38

Notes to the Consolidated Financial Statements                                40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intrac, Inc.:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Intrac, Inc. and its subsidiary (a development stage enterprise) (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 and the cumulative period from February 23, 1998 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the statement in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence, supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2 to the financial statements, the Company has recurring losses and limited capital resources.


                                                  /s/ PricewaterhouseCoopers LLP

New York, New York
March 14, 2005


INTRAC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------


                                                                                             DECEMBER 31,
                                                                                 --------------------------------
                                                                                       2003               2004
ASSETS
Current assets:
   Cash and cash equivalents                                                     $     3,150,681       14,782,980
   Grant receivable                                                                      175,037          115,174
   Prepaid expenses and other current assets                                              41,044           87,986
                                                                                 ---------------    -------------
          TOTAL CURRENT ASSETS                                                         3,366,762       14,986,140
   Fixed assets, as costs, net of accumulated depreciation                                50,818          137,651
   Other assets                                                                           92,491           31,750
                                                                                 ---------------    -------------
          TOTAL ASSETS                                                           $     3,510,071       15,155,541
                                                                                 ===============    =============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                         $       990,343        2,296,472
   Deferred lease liability                                                               10,026           17,101
   Due to Licensor                                                                             -          500,000
                                                                                 ---------------    -------------
          TOTAL CURRENT LIABILITIES                                                    1,000,369        2,813,573
                                                                                 ---------------    -------------

Commitments and contingencies
Preferred stock, $0.001 par value: 20,000,000 shares authorized as of December
   31, 2003; 5,000,000 shares of authorized as of December 31, 2004, no shares issued or outstanding
   Series A convertible preferred stock, $0.001 par value; 4,500,000 shares designated; 4,014m,125 shares issued and outstanding at December 31, 2003, no shares outstanding as of 2004; (liquidation value $16,056,500 in
     2003)                                                                            13,774,952                -
   Series B. convertible preferred stock, $0.001 par value; 1,351,350 shares designated; 989,991 shares issued and outstanding at December 31, 2003,
     no shares outstanding as of 2004; (liquidation value $5,494,450 in 2003)          5,020,032                -
   Series C convertible preferred stock, $0.001 par value; 5,000,000 shares designated; 2,954,350 shares issued and outstanding at December 31, 2003,
     no shares outstanding 2004 (liquidation value $4,520,156 in 2003)                 4,387,651                -
                                                                                 ---------------    -------------
          TOTAL REDEEMABLE CONVERTIBLE PREFERRED STOCK                               23,182,635                 -
                                                                                 ---------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $0.001 par value; 80,000,000 and 500,000,000 shares authorized as of December 31, 2003 and December 31, 2004, respectively 10,146,074 shares issued and outstanding December 31, 2003 and 25,626,436 shares
     issued and outstanding at December 31, 2004                                          10,146           25,626
   Additional paid-in capital                                                         23,352,301       64,294,992
   Unearned compensation                                                                 (53,907)        (950,349)
   Deficit accumulated during the development stage                                  (43,981,473)     (51,028,301)
                                                                                 ---------------    -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (20,672,933)       12,341,968
                                                                                 ---------------    -------------
          TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
           AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $     3,510,071    $  15,155,541
                                                                                 ===============    =============



    The accompanying notes are an integral part of the financial statements.


INTRAC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------



                                                                                                   CUMULATIVE FROM
                                                                                                  FEBRUARY 23, 1998
                                                                   YEAR ENDED                       (INCEPTION) TO
                                                                  DECEMBER 31,                        DECEMBER 31,
                                                  -------------------------------------------           2004
                                                      2002            2003            2004        ---------------
Revenues:
Government grants and contracts                   $    287,246   $  1,102,420    $    836,841     $     3,414,900
                                                  ------------   ------------    ------------     ---------------
Operating expenses:
   Research and development                          2,414,856      2,216,429       4,806,073          39,150,796
   General and administrative (1)                    5,975,551      2,013,385       2,702,673          14,899,891
   Depreciation and amortization                        12,824         24,382          31,796              73,284
                                                  ------------   ------------    ------------     ---------------
              TOTAL OPERATING EXPENSES               8,403,231      4,254,196       7,540,542          54,123,971
                                                  ------------   ------------    ------------     ---------------
Operating loss                                      (8,115,985)    (3,151,776)     (6,703,701)        (50,709,071)
                                                  ------------   ------------    ------------     ---------------
Other income (expense):
   Interest expense                                     (3,537)       (17,712)       (356,370)           (943,847)
   Interest income                                      60,441         14,396           9,016             620,390
   Other income                                              -              -           4,227               4,227
                                                  ------------   ------------    ------------     ---------------
                                                        56,904         (3,316)       (343,127)           (319,230)
                                                  ------------   ------------    ------------     ---------------
                                                     (8,059,081)   (3,155,092)     (7,046,828)        (51,028,301)
              NET LOSS
Deemed dividend related to beneficial
   conversion feature of Series B redeemable
   convertible preferred stock                               -              -               -          (3,559,305)
                                                  ------------   ------------    ------------     ---------------
Net loss attributable to common stockholders      $ (8,059,081)  $ (3,155,092)   $ (7,046,828)    $   (54,587,606)
                                                  ------------   ------------    ------------     ---------------
Net loss per share attributable to common
   stockholders
     Basic and diluted                                  ($0.81)        ($0.32)         ($0.64)
                                                  ------------   ------------    ------------
     Weighted average shares                         9,916,761      9,918,104      10,936,922
                                                  ------------   ------------    ------------

(1) Includes related party transactions of $185,059 and $1,075,182 for the year ended December 31, 2002 and cumulative from February 23, 1998 (inception) December 31, 2004 respectively (see note 11).



    The accompanying notes are an integral part of the financial statements.

INTRAC, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)FOR THE PERIOD FROM FEBRUARY 23, 1998 (INCEPTION) TO DECEMBER 31, 2004, INCLUDING THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
--------------------------------------------------------------------------------

                                                                  SERIES A                  SERIES B                SERIES C
                                                                 REDEEMABLE                REDEEMABLE              REDEEMABLE
                                                               PREFERRED STOCK           PREFERRED STOCK         PREFERRED STOCK
                                                             -------------------       --------------------    --------------------
                                                             SHARES       AMOUNT       SHARES        AMOUNT    SHARES        AMOUNT
                                                             -------------------       --------------------    --------------------
Sale of Common Stock to founders at
 inception for cash ($0.001 per share)
Value of services provided by an
 affiliate (see Note 11)
Net loss for the period February 23, 1998
 (inception) to December 31, 1998

         BALANCE AT DECEMBER 31, 1998

Issuance of 236,128 warrants in June in
 connection with bridge financing
 (see Note 6)
Issuance of Common Stock to consultant in
 June for services (see Note 5)
Issuance of 204,336 warrants to consultants
 in August for services
Value of services provided by an affiliate
 (see Note 11)
Net loss for the year ended December 31, 1999

         BALANCE AT DECEMBER 31, 1999

Issuance of 15,522 warrants to an advisor for
 services in connection with sale of Series A
 redeemable preferred stock in August
 (see Note 5)                                                             $(55,790)
Exercise of warrants by consultants
Issuance of Common Stock in connection with
 acquisition of a license in September
 (see Note 1)
Sale of 160.565 Units for cash in September
 ($100,000 per Unit), net of offering expenses
 of $1,157,572                                            4,014,125     14,898,928
Issuance of Preferred A warrants in September
 (see Note 5)                                                             (960,361)
Issuance of Preferred A Finders Units for
 services in September (see Note 5)                                       (107,825)
Payment of stock subscription receivable
Non-cash compensation in connection with
 issuance of stock options to non-employees in
 August and November (see Note 9)
Value of services provided by an affiliate
 (see Note 11)
Net loss for the year ended December 31, 2000
                                                          ----------  -------------
         BALANCE AT DECEMBER 31, 2000                     4,014,125     13,774,952

Issuance of Series B Preferred with a
 beneficial conversion feature for cash in
 December (see Note 5)                                                                 989,991   $1,935,044
Expenses in connection with sale of
 Series B stock                                                                                    (474,317)
Deemed dividend related to beneficial
 conversion feature of Series B stock
 (see Note 5)                                                                                     3,559,305
Payment of stock subscription receivable
Exercise of warrants by a consultant
Exercise of bridge warrants
Value of services provided by an affiliate
 (see Note 11)
Net loss for the year ended December 31, 2001
                                                          ----------  ------------- ----------- ------------
         BALANCE AT DECEMBER 31, 2001                     4,014,125     13,774,952     989,991    5,020,032

Issuance of compensatory stock options to
 members of the Board of Directors
 (see Note 9)
Amortization of unearned compensation
Value of services provided by an affiliate
 (see Note 11)
Non-cash compensation in connection with
 issuance of stock options to a non-employee
 in September (see Note 9)
Reversal of subscription receivable
Net loss for the period ended December 31, 2002
                                                          ----------  ------------- ----------- ------------
         BALANCE AT DECEMBER 31, 2002                     4,014,125     13,774,952     989,991    5,020,032

Amortization of unearned compensation
Issuance of Series C Preferred as license
 payment in August (see Note 7b)                                                                                 65,360  $  100,000
Conversion of Merger Note to Series C stock in
 August (see Note 6d)                                                                                           339,736     519,795
Sale of Series C Preferred for cash in August
 ($1.53 per share), net of issuance expenses
 of $132,496                                                                                                  2,549,254   3,767,856
Non-cash compensation in connection with
 issuance of stock options to a non-employee
 in October (see Note 9)
Exercise of bridge warrants (see Note 6)
Net loss for the period ended December 31, 2003
                                                          ----------  ------------- ----------- ------------ ----------- -----------
         BALANCE AT DECEMBER 31, 2003                     4,014,125     13,774,952     989,991    5,020,032   2,954,350   4,387,651

Conversion of Series A, B and C Preferred Stock
 to Common Stock (see Note 5                             (4,014,125)   (13,774,952)   (989,991)  (5,020,032) (2,954,350) (4,387,651)
Sale of common stock in a private placement
 (net of expense of $1,853,224) (see Note 5)
Merger transaction with Intrac, Inc. (see Note 1)
Non-cash compensation in connection with issuance
 of stock options to non-employees (see Note 9)
Issuance of compensatory stock options to
 employees (see Note 9)


(TABLE CONT'D)

                                                                                                            DEFICIT
                                                                                                          ACCUMULATED
                                                                      ADDITIONAL                STOCK      DURING THE     TOTAL
                                                      COMMON STOCK     PAID-IN    UNEARNED   SUBSCRIPTION DEVELOPMENT  STOCKHOLDERS'
                                                   SHARES     AMOUNT   CAPITAL  COMPENSATION  RECEIVABLE     STAGE       DEFICIT
                                                 ---------- -------- ---------- ------------ ------------ -----------  -------------
Sale of Common Stock to founders at
 inception for cash ($0.001 per share)            4,540,812  $ 4,541 $      457               $ (3,749)                $      1,249
Value of services provided by an
 affiliate (see Note 11)                                                 89,531                                              89,531
Net loss for the period February 23, 1998
 (inception) to December 31, 1998                                                                         $  (470,200)     (470,200)
                                                 ----------  ------- -----------              ---------   ------------ -------------
         BALANCE AT DECEMBER 31, 1998             4,540,812    4,541     89,988                 (3,749)      (470,200)     (379,420)

Issuance of 236,128 warrants in June in
 connection with bridge financing
 (see Note 6)                                                           101,564                                             101,564
Issuance of Common Stock to consultant in
 June for services (see Note 5)                     192,985      193     93,263                   (106)                      93,350
Issuance of 204,336 warrants to consultants
 in August for services                                                  98,598                                              98,598
Value of services provided by an affiliate
 (see Note 11)                                                          155,917                                             155,917
Net loss for the year ended December 31, 1999                                                              (1,205,559)   (1,205,559)
                                                 ----------  ------- -----------              ---------   ------------ -------------
         BALANCE AT DECEMBER 31, 1999             4,733,797    4,734    539,330                 (3,855)    (1,675,759)   (1,135,550)

Issuance of 15,522 warrants to an advisor for
 services in connection with sale of Series A
 redeemable preferred stock in August
 (see Note 5)                                                            55,790                                              55,790
Exercise of warrants by consultants                 204,336      204         (6)                                                198
Issuance of Common Stock in connection with
 acquisition of a license in September
 (see Note 1)                                     5,174,257    5,175  18,599,825                                         18,605,000
Sale of 160.565 Units for cash in September
 ($100,000 per Unit), net of offering
 expenses of $1,157,572                                                                                                           -
Issuance of Preferred A warrants in September
 (see Note 5)                                                            960,361                                            960,361
Issuance of Preferred A Finders Units for
 services in September (see Note 5)                                      107,825                                            107,825
Payment of stock subscription receivable                                                         3,201                        3,201
Non-cash compensation in connection with
 issuance of stock options to non-employees
 in August and November (see Note 9)                                     707,550                                            707,550
Value of services provided by an affiliate
 (see Note 11)                                                           163,376                                            163,376
Net loss for the year ended December 31, 2000                                                             (23,023,842)  (23,023,842)
                                                 ----------  ------- -----------              ---------   ------------ -------------
         BALANCE AT DECEMBER 31, 2000            10,112,390   10,113  21,134,051                  (654)   (24,699,601)   (3,556,091)

Issuance of Series B Preferred with a
 beneficial conversion feature for cash in
 December (see Note 5)                                                 3,559,305                                          3,559,305
Expenses in connection with sale of
 Series B stock
Deemed dividend related to beneficial
 conversion feature of Series B stock
 (see Note 5)                                                         (3,559,305)                                        (3,559,305)
Payment of stock subscription receivable                                                           544                          544
Exercise of warrants by a consultant                 15,522       15                                                             15
Exercise of bridge warrants                          15,893       16         138                                                154
Value of services provided by an affiliate
 (see Note 11)                                                           481,299                                            481,299
Net loss for the year ended December 31, 2001                                                              (8,067,699)   (8,067,699)
                                                 ----------  ------- -----------              ---------   ------------ -------------
         BALANCE AT DECEMBER 31, 2001            10,143,805   10,144  21,615,488                  (110)   (32,767,300)  (11,141,778)

Issuance of compensatory stock options to
 members of the Board of Directors
 (see Note 9)                                                          1,431,498 $(1,431,498)                                     -
Amortization of unearned compensation                                              1,264,522                              1,264,522
Value of services provided by an affiliate
 (see Note 11)                                                           185,059                                            185,059
Non-cash compensation in connection with
 issuance of stock options to a non-employee
 in September (see Note 9)                                                62,564                                             62,564
Reversal of subscription receivable                                                                110                          110
Net loss for the period ended December 31, 2002                                                            (8,059,081)   (8,059,081)
                                                 ----------  ------- ----------- ------------ ---------   ------------ -------------
         BALANCE AT DECEMBER 31, 2002            10,143,805   10,144  23,294,609    (166,976)        -    (40,826,381)  (17,688,604)

Amortization of unearned compensation                                                113,069                                113,069
Issuance of Series C Preferred as license
 payment in August (see Note 7b)
Conversion of Merger Note to Series C
 stock in August (see Note 6d)
Sale of Series C Preferred for cash in August
 ($1.53 per share), net of issuance expenses
 of $132,496
Non-cash compensation in connection with
 issuance of stock options to a non-employee
 in October (see Note 9)                                                  57,672                                             57,672
Exercise of bridge warrants (see Note 6)              2,269        2          20                                                 22
Net loss for the period ended
  December 31, 2003                                                                                        (3,155,092)   (3,155,092)
                                                 ----------  ------- ----------- ------------ ---------   ------------ -------------
         BALANCE AT DECEMBER 31, 2003            10,146,074   10,146  23,352,301     (53,907)        -    (43,981,473)  (20,672,933)

Conversion of Series A, B and C Preferred
  Stock to Common Stock (see Note 5               8,187,259    8,187  23,174,448                                         23,182,635
Sale of common stock in a private placement
 (net of expense of $1,853,224) (see Note 5)      6,139,913    6,140  16,227,307                                         16,233,447
Merger transaction with Intrac, Inc.
  (see Note 1)                                    1,153,190    1,153      (1,153)                                                 -
Non-cash compensation in connection with
  issuance of stock options to non-employees
  (see Note 9)                                                           132,501                                            132,501
Issuance of compensatory stock options to
 employees (see Note 9)                                                1,094,793  (1,094,793)                                     -


    The accompanying notes are an integral part of the financial statements.

INTRAC, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM FEBRUARY 23, 1998 (INCEPTION) TO DECEMBER 31, 2004, INCLUDING THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
--------------------------------------------------------------------------------

(TABLE CONT'D)


                                                       SERIES A                  SERIES B                SERIES C
                                                      REDEEMABLE                REDEEMABLE              REDEEMABLE
                                                    PREFERRED STOCK           PREFERRED STOCK         PREFERRED STOCK
                                                  -------------------       --------------------    --------------------
                                                  SHARES       AMOUNT       SHARES        AMOUNT    SHARES        AMOUNT
                                                  -------------------       --------------------    --------------------
Amortization of unearned compensation
Issuance of 226,314 warrants in November in
 connection with Bridge Debenture financing
 (see Note 6)
Net loss for the period ended December 31, 2004
                                                  ----------  ------------- ----------- ------------ ----------- -----------
         BALANCE AT DECEMBER 31, 2004                     -   $          -           -  $         -           - $         -
                                                  ----------  ------------- ----------- ------------ ----------- -----------
Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined by the
Company's Management.


(TABLE CONT'D)

                                                                                                            DEFICIT
                                                                                                          ACCUMULATED
                                                                      ADDITIONAL                STOCK      DURING THE     TOTAL
                                                      COMMON STOCK     PAID-IN    UNEARNED   SUBSCRIPTION DEVELOPMENT  STOCKHOLDERS'
                                                   SHARES     AMOUNT   CAPITAL  COMPENSATION  RECEIVABLE     STAGE       DEFICIT
                                                 ---------- -------- ---------- ------------ ------------ -----------  -------------

Amortization of unearned compensation                                                198,351                                198,351
Issuance of 226,314 warrants in November in
 connection with Bridge Debenture financing
 (see Note 6)                                                            314,795                                            314,795
Net loss for the period ended December 31, 2004                                                            (7,046,828)   (7,046,828)
                                                 ----------  ------- ----------- ------------ ---------   ------------ -------------
         BALANCE AT DECEMBER 31, 2004            25,626,436 $ 25,626 $64,294,992 $  (950,349) $      -   $(51,028,301) $ 12,341,968
                                                 ----------  ------- ----------- ------------ ---------   ------------ -------------
Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined by the
Company's Management.


    The accompanying notes are an integral part of the financial statements.


INTRAC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------


                                                                                                      CUMULATIVE FROM
                                                                      YEAR ENDED                     FEBRUARY 23, 1998
                                                                     DECEMBER 31,                     (INCEPTION) TO
                                                   ------------------------------------------------    DECEMBER 31,
                                                       2002             2003              2004              2004
                                                   ------------      ------------      ------------   ---------------
Cash flows from operating activities:
   Net loss                                        $ (8,059,081)     $ (3,155,092)     $ (7,046,828)  $   (51,028,301)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                        12,824            24,382            31,796            73,284
     Amortization of deferred financing costs                                                25,000           252,317
     Amortization of original issue discount                                                                  101,564
     Non-cash expense of issuance of Common
       Stock in connection with acquisition of
       a license                                                                                           18,600,000
     Non-cash expense recognized with issuance
       of Preferred Stock for license milestone                           100,000                 -           100,000
     Amortization of discount on debenture                                                  314,795           314,795
     Stock options and warrants issued in
       consideration for services rendered            1,327,196           170,741           330,852         2,629,689
     Non-cash expense contributed by affiliate          185,059                                             1,075,182
     Changes in assets and liabilities:
       (Increase) decrease in grant receivable         (182,176)          202,129            59,863          (115,174)
       (Increase) decrease in prepaid expenses,
         other current assets and other assets         (186,066)          130,238            13,799           (99,941)
       (Decrease) increase in accounts payable,
         accrued expenses and other liabilities          50,280          (283,026)         1,306,129        2,265,158
       Increase in deferred lease liability              23,782           (13,756)             7,075           17,101
       Increase in due to Licensor                                                           500,000          500,000
                                                   ------------      ------------      ------------   ---------------
     NET CASH USED IN OPERATING ACTIVITIES           (6,828,182)       (2,824,384)       (4,457,519)      (25,314,326)
                                                   ------------      ------------      ------------   ---------------
Cash flows from investing activities:
   Capital expenditures                                 (40,218)           (5,072)         (118,629)         (179,621)
   Restricted cash                                       20,000            40,000                 -                -
                                                   ------------      ------------      ------------   ---------------
     NET CASH (USED IN) PROVIDED BY INVESTING           (20,218)           34,928          (118,629)         (179,621)
       ACTIVITIES                                  ------------      ------------      ------------   ---------------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                          22                 -               764
   Proceeds from sale of Common Stock                                                    18,086,671        18,096,290
   Proceeds from sale of Preferred Stock                                3,900,352                 -        25,451,201
   Expenses associated with sale of Common Stock                                         (1,853,224)       (1,853,224)
   Expenses associated with sale of Preferred                            (132,496)                -        (1,764,385)
     Stock
   (Increase) decrease in prepaid offering costs        776,819                                                     -
   Proceeds from notes payable                          500,000                                             2,015,000
   Proceeds from issuance of debenture                                                    1,000,000         1,000,000
   Repayment of debenture                                                                (1,000,000)       (1,000,000)
   Expenses associated with notes payable                                                   (25,000)         (153,719)
   Repayment of notes payable                                                                              (1,515,000)
                                                   ------------      ------------      ------------   ---------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        1,276,819         3,767,878        16,208,447        40,276,927
                                                   ------------      ------------      ------------   ---------------

     NET INCREASE (DECREASE) IN CASH AND CASH        (5,571,581)          978,422        11,632,299        14,782,980
       EQUIVALENTS
 Cash and cash equivalents at beginning of            7,743,840         2,172,259         3,150,681                 -
   period                                          ------------      ------------      ------------   ---------------
 Cash and cash equivalents at end of period        $  2,172,259      $  3,150,681      $ 14,782,980   $    14,782,980
 Supplemental disclosures:                         ============      ============      ============   ===============
     Cash paid for interest:                       $          -            17,712      $     16,575   $       271,633
 Supplemental disclosure of noncash investing      ============      ============      ============   ===============
   and financing activities:
     Property and equipment in accounts payable    $     31,314                                       $        31,314
       and accrued expenses
     Original issue discount on note payable                                                          $       101,564



    The accompanying notes are an integral part of the financial statements.


INTRAC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------


                                                                                                      CUMULATIVE FROM
                                                                      YEAR ENDED                     FEBRUARY 23, 1998
                                                                     DECEMBER 31,                     (INCEPTION) TO
                                                   ------------------------------------------------    DECEMBER 31,
                                                       2002             2003              2004              2004
                                                   ------------      ------------      ------------   ---------------
     Options and warrants issued for services                                                         $     1,222,574
       and financings
     Conversion of Merger Note and accrued                           $    519,795                     $       519,795
       interest to Series C stock
     Recapitalization in connection with Merger                                        $      1,153   $         1,153
       with Intrac


    The accompanying notes are an integral part of the financial statements.

INTRAC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       ORGANIZATION AND BUSINESS

         Intrac, Inc. and its wholly owned subsidiary Innovative Drug Delivery Systems, Inc. (the "Company" or "IDDS") is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate-to-severe pain. The Company was incorporated in the State of Delaware and conducts operations in a single segment in the United States of America.

         In addition, to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, and is dependent upon the services of its employees, collaborators and consultants.

         Pain Management, Inc. (the "Predecessor Company") was incorporated in the State of Delaware on February 23, 1998. On August 14, 2000, the Predecessor Company agreed to merge with IDDS. The terms of the merger provided for each share of the Predecessor Company's common stock to convert into approximately ..908 shares of the Company's common stock. Accordingly, the stockholders of the Predecessor Company exchanged 5,212,500 shares of the Predecessor Company's common stock for 4,733,797 shares of IDDS common stock. Prior to the merger, IDDS had outstanding 5,174,257 shares of common stock. At the time the merger closed on September 22, 2000, the only asset held by IDDS was a licensing agreement with West Pharmaceutical Services, Inc. (see Note 7) executed on August 25, 2000. IDDS was incorporated on April 8, 1999, however, it remained dormant until executing the merger and licensing agreements noted above. The Predecessor Company's Board of Directors and management assumed similar roles in the Company after the merger closed. For financial reporting purposes, the merger was accounted for as the acquisition of a licensing agreement by the Predecessor Company and a reorganization with the Company becoming the surviving entity. Consequently, the assets, liabilities and historic operating results of the Company prior to the merger are those of the Predecessor Company. The fair value of the licensing agreement was determined to be approximately $18.6 million based on the fair value of the common stock issued. The rights obtained under the licensing agreement related to an unproven technology that would require significant research and development effort to commercialize a product. There is also a significant uncertainty as to whether the research and development effort will be successful. Since the licensed technology has no alternative future use, the fair value of the consideration issued to obtain the licensing agreement was expensed as research and development at the time the merger closed.

         On December 6, 2004, the Company consummated a merger with Intrac, Inc. ("Intrac"), a public shell company, ("the Merger"). For accounting purposes, the Merger has been treated as a recapitalization of the Company with the Company as acquirer (reverse acquisition) and with each share of Common Stock, stock options and warrants of the Company prior to the Merger converted to 1.018 shares of Intrac common stock, stock options and warrants at the time of the Merger. Thus, all common share and per share data included herein have been adjusted as if the stock split had occurred at inception. Accordingly, the Company is considered to have issued shares of its Common Stock, stock options and warrants to shareholders of Intrac in exchange for the net assets of Intrac. For the three years prior to the merger, Intrac's operations were nominal. The assets, liabilities and historical operating results prior to the Merger are those of the Company. Pro forma information giving effect to the acquisition has not been provided since the combination is not considered a business combination under Statement of Financial Accounting Standards No. 141, "Business Combinations." At the time of the Merger, Intrac shareholders held 1,153,190 shares of common stock and the net assets of Intrac were zero. Therefore, since the Merger is accounted for as a recapitalization of the Company, the Intrac common shares were included in the Merged Company's stockholders equity at their par value with an offset to additional paid in capital of $1,153.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

         The consolidated financial statements include the accounts of Intrac, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

         The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, it is anticipated that the Company will not generate revenues from product sales in the twelve months following December 31, 2004. Management estimates the Company has sufficient resources to fund its planned operations through March 2006. In addition, Management has the ability to reduce discretionary spending to preserve cash. The Company may seek to raise additional funds through the private and/or public sale of its equity securities. The Company may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to the Company. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the Company's ability to obtain adequate long-term financing, the success of its research and development program and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REVENUE RECOGNITION

         The Company has been awarded government grants and contracts from the U.S. Department of Defense ("DOD") and the National Institutes of Health (the "NIH"), which are used to subsidize the Company's research and development projects ("Projects"). DOD and NIH revenue is recognized as subsidized Project costs for each period are incurred. For the year ended December 31, 2002, the Company's revenue included $214,856 and $72,390 from the DOD and the NIH, respectively. In May 2003, the Company was granted an extension of a prior grant by DOD in the amount of a $4.3 million contract. For the years ended December 31, 2003 and 2004, all of the Company's research revenue came from reimbursements for costs incurred in relation to the contract from the DOD. For all periods presented, the Company's only source of revenue was in the form of grants and contracts.

         Interest income is recognized as earned.

RESEARCH AND DEVELOPMENT COSTS

         The Company expenses all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing and upfront fees paid in connection with collaborative agreements. For the years ended December 31, 2002, 2003 and 2004, expenses related to the Company's grants and contracts were $287,246, $1,102,420 and $836,841, respectively.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and receivables from the DOD. The Company has established investment guidelines that relate to credit quality and diversification and that limit exposure to any one issue of securities.

FIXED ASSETS

         Furniture and fixtures, laboratory equipment and computer equipment and software are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

         The estimated useful lives of fixed assets are as follows:

         Laboratory equipment                        7 years
         Furniture and fixtures                      5 years
         Computer equipment and software             3 years

PATENTS

         As a result of research and development efforts conducted by the Company, it has applied, or is applying, for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2004 and 2003 the Company had invested approximately $14.8 million and $3.2 million, respectively, in funds with a single commercial bank. As of December 31, 2004 no losses had been incurred from deposits in excess of FDIC limits.

NET LOSS PER SHARE

         The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Since the Company has incurred net losses since inception, diluted net loss per share does not include the number of shares issuable upon exercise of outstanding options and warrants and the conversion of preferred stock since such inclusion would be anti-dilutive.

         Disclosures required by SFAS No. 128 have been included in Note 8.

DEFERRED FINANCING COSTS

         Costs incurred in connection with issuance of notes payable are deferred and amortized using the interest method as interest expense over the term of the debt instrument.

INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

COMPREHENSIVE LOSS

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive loss and its components in the financial statements. The Company has no other comprehensive items to report other than net loss.

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. For all periods presented, there have been no impairment losses incurred.

EQUITY ISSUANCE COSTS

         Costs associated with the issuance of the Company's common or preferred stock are initially recorded as prepaid offering costs. Upon issuance of the securities, those costs are reclassified as a reduction of the offering proceeds. In the event that the offering is not completed, those costs would be expensed in the period the offering is determined to be unsuccessful. During the year ended December 31, 2002, the Company expensed prepaid offering costs of $776,819 that were deferred as of December 31, 2001 related to a public equity offering that was terminated during 2002.

RISKS AND UNCERTAINTIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to the valuation of equity instruments issued for services rendered, recoverability of fixed assets and deferred taxes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of the Company's common stock on the grant date is greater than the amount an employee must pay to acquire the stock.

         The Company has a stock-based incentive plan, which is described in
Note 9. The following table illustrates the effect on the Company's net loss and net loss per share had compensation costs for the incentive plan been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123" ("FAS 148"). Since option grants awarded during 2004, 2003, and 2002, vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.


                                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                                  2002                 2003                 2004
Net loss as reported                                        $ (8,059,081)        $ (3,155,092)        $ (7,046,828)
Add:  Stock-based employee compensation included in net
     loss under APB No. 25                                     1,264,522              113,069              198,351
Deduct:  Total stock-based employee compensation
     expense determined under fair value base method





                                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                                  2002                 2003                 2004

For all awards                                                (2,137,091)          (1,263,739)          (1,469,442)
                                                            ------------         ------------         ------------
Pro forma net loss                                          $ (8,931,650)        $ (4,305,762)        $ (8,317,919)
                                                            ------------         ------------         ------------
Proforma net loss per share (basic and diluted)                   ($0.90)              ($0.43)              ($0.76)
                                                            ------------         ------------         ------------


         For the purposes of the above pro forma calculations, the fair value of each option granted was estimated on the date of grant using the Black Scholes option pricing model. The weighted-average fair value of all options granted during 2002, 2003 and 2004 was $5.24, $0.96 and $2.18, respectively. The following table summarizes the assumptions used in computing the fair value of option grants.

                                      2002           2003         2004

         Expected volatility          75%            80%          80%
         Expected life                5              5            5
         Dividend yield               0%             0%           0%
         Risk free interest rate      4.5%           3.5%         4.5%


         Other disclosures required by FAS No. 123 have been included in Note 9.

         The fair value of options and warrants granted to non-employees for financing, goods or services are included in the financial statements and expensed over the life of the debt, as the goods are utilized or the services performed, respectively. Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined using the Black Scholes option pricing model with the assumptions noted above. Such fair value was determined at each balance sheet date through the vesting period, in accordance with Emerging Issues Task Force No.96-18 Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services ("EITF 96-18")

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), Share-Based Payment. SFAS No. 123R revises SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. The provisions of SFAS No. 123R require a public entity to expense, in the operating statement, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, for interim or annual reporting periods that begin after June 15, 2005. SFAS No. 123R allows companies to choose from several transition methods for recognizing the cost of share-based awards granted to employees prior to adoption of the Standard. The Company is in the process of analyzing the appropriate transition method to adopt and expects the adoption of SFAS No. 123R to have a material impact on its financial statements by increasing operating expenses, net loss attributable to common stockholders and net loss per share attributable to common stockholders

         In April 2004, the Emerging Issues Task Force issued Statement No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. Although the Company has participating securities, since the Company has had net losses since inception, EITF 03-6 is not applicable to any period presented and the Company's adoption of EITF 03-6 did not have an impact on the Company's financial statements.

3.       FIXED ASSETS

         Fixed assets consist of the following:

                                                    DECEMBER 31,
                                            -------------------------
                                               2003           2004
                                            -------------------------
Furniture and fixtures                      $  22,332      $   34,335
Laboratory equipment                           11,582         115,882
Computer equipment                             48,850          51,176
Computer software                               9,542           9,542
                                            -------------------------
                                               92,306         210,935
Less, Accumulated depreciation                (41,488)        (73,284)
                                            -------------------------
                                            $  50,818      $  137,651
                                            -------------------------


4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                       DECEMBER 31,
                                            -------------------------
                                               2003           2004
                                            -------------------------
Accounts payable                            $ 329,157      $  988,025
Accrued professional fees                      86,188         384,005
Accrued research and development              124,629         302,868
Accrued payroll                               374,323         590,650
Accrued expenses                               76,046          30,924
                                            -------------------------
                                            $ 990,343      $2,296,472
                                            -------------------------



         The Company has agreements to spend approximately $0.8 million for future clinical and development programs. However, such agreements may be cancelled, without cost, upon written notice to the other party.

5.       STOCKHOLDERS' EQUITY (DEFICIT)

         The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 500 million shares of common stock (the "Common Stock"), $0.001 par value, and 5 million shares of preferred stock (the "Preferred Stock"), $0.001 par value. Prior to the Merger, IDDS's Certificate of Incorporation, as amended, authorized the Company to issue 80 million shares of common stock, $0.001 par value, and 20 million shares of preferred stock, $0.001 par value. The Company's Board of Directors (the "Board") has the authority to issue preferred stock, in series, with rights and privileges determined by the Board.

         Prior to the Merger with Intrac, IDDS had outstanding three classes of redeemable preferred stock. The rights and provisions of the preferred stockholders included liquidation, voting, dividend, redemption and conversion. As the result of the Merger, all shares of preferred stock converted into 8,187,259 shares of common stock.

         In September 2000, the Company sold 160.565 units ("Units" or "Series A Financing") to investors at a per Unit price of $100,000. Each Unit consisted of 25,000 shares of Series A redeemable Preferred Stock ("Series A") (convertible into 25,872 shares of common stock) and 2,587 warrants (the "A Preferred Warrants"). Each A Preferred Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.87 per share. The A Preferred

Warrants contain certain antidilution provisions, as defined. The A Preferred Warrants expire in October 2005. The fair value of the A Preferred Warrants at issuance was $960,361. At December 31, 2003 and 2004, none of the A Preferred Warrants had been exercised (see Note 10).

         As partial consideration for the sale of the Units, an option to purchase 15.83 units (the "Finders Units") was issued to members of the firm responsible for obtaining the financing. Each Finders Unit entitles the holder to purchase 25,000 shares of Series A stock (convertible into 25,872 shares of common stock) and 2,587 A Preferred warrants (the "Finders Warrants") for $110,000 per Finders Unit. The fair value of the Series A stock included in the Finders Units, which was accounted for as a cost of the Series A Financing, totaled $1,071,331. Each Finders Warrant entitles the holder to purchase one share of Common Stock at a per share price of $3.87. The Finders Warrants expire in September 2007. The fair value of the Finders Warrants at the date of issue was $107,825.

         During 1999, a consultant (the "Consultant") was issued 192,985 shares of Common Stock for services rendered and a subscription receivable of $106. The fair value of the Consultant shares was $93,456, as estimated by the Company's management.

         In 2000, another consultant, acting as an advisor to the Series A Financing, received 15,522 warrants to purchase shares of Common Stock at an exercise price of approximately $0.001 per share. The warrants expire in August, 2007. The fair value of the warrants, which has been accounted for as a cost of the Series A Financing, at the issuance date was $55,790. All of the warrants were exercised in 2001.

         During December 2001, the Company issued shares of Series B Redeemable Preferred Stock ("Series B").The Series B conversion price represented a discount from the estimated fair value of the Common Stock at the time of issuance. Accordingly, the discount amount is considered incremental yield ("the beneficial conversion feature") to the preferred stockholders and has been accounted for as a deemed dividend to preferred stockholders. Based on the conversion terms of the Series B stock, a deemed dividend of approximately $3.6 million has been added to the net loss in the calculation of net loss applicable to common stockholders in the year ended December 31, 2001.

         In December 2004 the Company closed a private placement consisting of the sale of 6,139,913 shares of Common Stock for proceeds of approximately $16.2 million, net of offering expenses of $1.9 million. As partial consideration for services rendered, the agent that had introduced investors to the Company, was granted fully vested warrants, to purchase 920,987 shares of Common Stock (the "Placement Warrants") .Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.95 per share. The Placement Warrants expire in December 2009. The fair value of the Placement Warrants at issuance was approximately $1.8 million, as estimated by the Company's management, using the method described in Note 2.

6.       NOTES PAYABLE

         a. During 1998, the Company issued two notes payable to two banks with principal amounts of $145,000 and $80,000, respectively (the "Notes"). The Notes were due in September 2000 and bear interest of 1% over the Eurodollar rate and the bank's prime rate, respectively. The Notes were guaranteed by one of the Company's investors. At December 31, 1999, the outstanding balances on the Notes were $145,000 and $80,000, respectively, accrued interest totalled $1,400 and the weighted average interest rate was 7.5%. During 2000, the $145,000 Note was increased to $245,000.

              Both Notes were repaid in October 2000, following the issuance of Series A stock (see Note 5).

         b. During 1999, the Company raised $1.04 million by issuing notes payable (the "Bridge Notes") and warrants (the "Bridge Warrants"). The Bridge Notes accrued interest at 12% per annum for the first twelve months and 15% per annum for up to an additional year. At December 31, 1999, accrued interest on the Bridge Notes was approximately $86,000. In November, 2000, after issuance of Series A stock, the principal plus accrued interest totalling approximately $1,238,000 was repaid.

              In connection with the Bridge Notes, 236,128 Bridge Warrants to purchase an equal number of shares of Common Stock, with an exercise price of approximately $0.01, were issued to the Bridge Noteholders. The Bridge warrants contain anti-dilution provisions and expire in September, 2005. The fair value of the Bridge Warrants at the date of issue was $101,564. Accordingly, the Bridge Notes were recorded at an original issue discount of $101,564, which was amortized to interest expense over the term of the Bridge Notes. At December 31, 1999, the Bridge Notes were recorded at $980,256. During the years ended December 31, 2001 and 2003, Bridge Warrants to purchase 15,893 shares and 2,269 shares of common stock, respectively, were exercised (see Note 10).

              Professional fees incurred in connection with the Bridge Notes, amounting to $128,719, were accounted for as deferred financing costs.

              In 1999, three consultants, who had arranged the sale of Bridge Notes received a total of 204,336 warrants, exercise price of approximately $0.001, to purchase shares of Common Stock. The warrants expire in August 2007. The fair value of the warrants, which were accounted for as deferred financing costs, at the issuance date was $98,598. All of the warrants were exercised in 2000.

         c. In July 2000, the Company entered into a note (the "Second Note") with a commercial bank with principal amount of $150,000 and bearing interest, payable monthly, based on the Eurodollar rate plus 1% due in July, 2001. The Second Note was guaranteed by one of the Company's investors. In October 2000, following the closing of the sale of Series A stock, the Second Note was repaid.

         d. In November 2002, the Company issued a $500,000 convertible note, due on November 24, 2004, to eXegenics, Inc., pursuant to an agreement for the termination of a proposed merger with that company (the "Merger Note"). The Merger Note bears interest of prime plus 1%, as defined, which is due and payable annually. The Merger Note and accrued interest, will automatically convert into shares of the Company's equity securities in the event that the Company completes a private placement, as defined, before November 24, 2004, or in the event of a consolidation, merger, combination, or reorganization, as defined. In the event of a private placement, the Merger Note and accrued interest will be converted into the same series of securities offered in the private placement, at the same per share price paid by investors. At December 31, 2002, accrued interest on the Merger Note totalled $2,625. In August 2003, following a private placement, the principal and accrued interest, totalling $519,795, was converted into 339,736 shares of Series C Redeemable Preferred Stock (see Note 5).

         e. In November 2004, the Company entered into a Securities Purchase Agreement and raised $1.0 million by issuing a Senior Secured Debenture (the "Bridge Debentures") and warrants (the "Warrants"). The Bridge Debentures accrued interest at 10% per annum for a maximum term of 12 months. Subject to certain terms and conditions the Company granted to investors in the Bridge Debenture a security interest in the assets of the Company. At December 6, 2004, upon the sale of Common Stock ( see Note 5), the principal plus accrued interest totalling $1,008,611 was repaid, and the security interest in the assets was released.

              In connection with the Bridge Debentures, 226,314 Warrants to purchase an equal number of shares of Common Stock, with an exercise price of $2.65, were issued to the investors of the Bridge Debentures. The Warrants contain anti-dilution provisions and expire in November, 2009. The Company allocated the total proceeds to the fair value of the Bridge Debentures and the Warrants in accordance with APB No. 14, which resulted in $314,795 being allocated to the Warrant. This amount was accounted for as debt discount and amortized to interest expense over the term of the Bridge Debentures.

              Professional fees incurred in connection with the Debentures, amounting to $25,000, were accounted for as deferred financing costs and amortized as additional interest expense during the year ended December 31, 2004.

7.       COMMITMENTS AND CONTINGENCIES

         a.   Operating Lease

              On September 5, 2002, the Company entered into a sublease (the "Sublease") for office space with a term from December 7, 2002 through December 30, 2003. Minimum rent for the Sublease is $371,000 per annum, payable in equal monthly instalments of $30,917, except that no rent payment was due for the first 30 days of the Sublease term (the "Free Rent Period"). In addition, upon execution of the Sublease, the Company prepaid rent for the first two months following the Free Rent Period and the last two months of the Sublease term, totalling $123,667. The Company is also required to pay additional rent, as defined. The Company recognizes rental expense for leases with rental holidays on the straight-line basis over the life of the lease. On September 22, 2003, the Company entered into a lease for office space with a term from December 1, 2003 through November 30, 2006. Minimum rent for the lease is initially $125,000 per annum with a 3% rent escalation every 12 months thereafter, payable in equal monthly instalments, except that no rent payment was due for the first 60 days of the lease term (the "Free Rent Period"). In addition, upon execution of the lease, the Company paid a security deposit of $31,250. The Company is also required to pay additional rent, as defined. The Company recognizes rental expense for leases with rental holidays on the straight-line basis over the life of the lease. For the years ended December 31, 2002, 2003 and 2004, the Company recognized rent expense of $ 23,782, $381,026 and $122,355, respectively. Deferred lease liability of $10,026 and $17,101 at December 31, 2003 and 2004,
              respectively, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.

         b.   Research Collaboration, Licensing and Consulting Agreements

              (i) As part of the formation of the Company, in September 2000, the Company assumed a license agreement between the Predecessor Company and Stuart Weg, M.D. The license granted the Company exclusive worldwide rights, including the right to grant sublicenses, for the intellectual property surrounding transnasal ketamine. In connection therewith, the Company made an upfront payment to Dr. Weg, Herbert Brotspies, and Calgar & Associates (collectively the "Founders") and issued the Founders shares of Common Stock, of which a portion is held in escrow and will be released to the Founders, if at all, upon the successful completion of the Phase III trial. The issuance of the shares from escrow is not contingent on the Founders' performance. The Company also reimbursed the Founders for patent and other costs. The Company will pay semi-annual royalty payments to the Founders based on a percentage of net sales of transnasal ketamine by the Company or its sublicensees. In addition, the Company shall pay the Founders a defined percentage of all sublicensing fees or other lump sum payments. Under the terms of the license agreement, the Company is also obligated to make aggregate future payments upon the earlier of certain defined dates or satisfaction of certain clinical and regulatory milestones, which includes the filing of a New Drug Application ("NDA") with the Food & Drug Administration ("FDA"), the approval of an NDA by the FDA and the first commercial sale of a licensed product. A defined percentage of such milestone payments shall be creditable against royalties earned; provided, however, that in no event shall royalties earned be reduced by more than a certain percentage in any applicable semi-annual period. The Company may satisfy a portion of the milestone payments through the issuance of shares of Common Stock of the Company; provided that the Company is publicly traded at the time such milestone payment accrues. In April 2003 the license agreement was amended (Amendment No. 1) to allow for the payment of the August 2003 milestone to be paid in cash and Series C stock. The Founders agreed to accept 65,360 shares of Series C Stock, valued at $0.1 million plus $0.15 million in cash as payment in full for the milestone. In November 2004, the license agreement was amended (Amendment No. 2) with Dr. Stuart Weg to defer payment of the $500,000 milestone from August 25, 2004, to a date on or before December 31, 2004. The Company is required to pay interest, at a rate of 4.75% per annum, on the amount of the milestone payment for the period from August 25, 2004 to the amended payment date. On December 21, 2004 the Company paid the milestone payment plus accrued interest totaling $507,964. On December 31, 2004 the Company accrued the final milestone payment of $500,000. Under the terms of the license agreement the Company can elect to pay this milestone in cash or equity, the latter to be priced at the average closing price of the Common Stock for the ten (10) consecutive trading days immediately proceeding the date at which the payment is due.

              (ii) In connection with the above license agreement, in February
                   1998 the Predecessor Company entered into a three year Consulting Agreement, renewable upon mutual consent, with each of Dr. Weg and Dr. Gary. Pursuant to such Consulting Agreements, both Dr. Weg and Dr. Gary will provide the Company with such consulting services as the Company may reasonably request. In consideration for such services the Company has agreed to pay to each of Dr. Weg and Dr. Gary a consulting fee equal to $75,000 per year, payable in equal monthly installments. These agreements expired March 2001 and were not renewed.

              (iii) On August 25, 2000, the Company entered into a license agreement with West Pharmaceutical Services, Inc. ("West") for rights to develop and commercialize intranasal morphine, fentanyl and other products. Under the terms of the agreement, the Company was granted an exclusive, worldwide, royalty bearing license, including the right to grant sublicenses, for the rights to the intellectual property covering these products. The license agreement will expire with the last to expire of the license patents in 2016. In consideration of the license, the Company paid and expensed on September 22, 2000 an up front fee. In addition, under the license agreement for morphine, fentanyl and other products the Company is obligated to make royalty payments to West based upon net sales of products by the Company or its sublicensees, if any, as defined. The Company is also obligated to pay West a minimum annual royalty for each licensed product that receives approval by a regulatory agency to be marketed in any major market country, as defined. The Company is also obligated to pay West a defined amount of any up-front license fees in the event that the Company sublicenses any rights to any third party. In addition, under a Development Milestone and Option Agreement entered into by the Company and West in connection with the license agreement, the Company is obligated to make aggregate future payments totaling $5.0 million upon reaching certain defined development milestones, which includes the filing of an NDA with the FDA, the approval of an NDA by the FDA of a licensed product. Milestone payments can be paid in cash or equity upon the satisfaction of certain clinical and regulatory milestones and provided that the Company is publicly traded at the time such milestone payment accrues. The Company's ability to pay the upfront payment for the license agreement and the M-6-G fee (see below) was guaranteed by an affiliate of the Company. The guarantee expired upon the payments by the Company of amounts owed to West. In addition, the Company granted West the right of first refusal to enter into a clinical manufacturing agreement for nasal morphine (see (iv)(a), below).

                   The license agreement and related agreements (see (iv)(a) to (iv)(d) below) may be terminated by mutual consent of the parties at any time or by either party upon written notice of default, including non-performance, by the other party that is not cured within 30 days.

              (iv) In connection with the West license agreement, the Company entered into the following additional agreements:

                   (a) A clinical manufacturing agreement, whereby the Company will buy from West 100% of the nasal morphine product required for conducting the clinical trials subject to West's ability to supply 100% of the required product.

                        West will manufacture and package the clinical product for the Company. This agreement was terminated effective September 2002.

                   (b) An option agreement, whereby the Company was granted an option to include morphine -6- glucuronide ("M-6-G") as an identified compound under the license agreement. The Company paid and expensed a non-refundable fee in consideration of the option, which expired unexercised on December 22, 2000.

                   (c) On October 24, 2000, the Company expanded its license agreement to include an additional development agreement with West for rights to develop and commercialize intranasal fentanyl. The Company will undertake a development program for intranasal fentanyl with West. The parties will endeavor to complete the development program within the defined time table. However, the Company can use other suppliers should West be unable to either provide competitive cost bids or complete the program within a reasonable timeframe. In addition, under the development agreement, the Company is obligated to make aggregate future payments totaling $6.3 million upon reaching certain defined development milestones, which includes completion of proof-of-principle studies, successful completion of a phase I/II clinical trial, commencement of a phase III clinical trial, filing of an NDA with the FDA and the approval of an NDA by the FDA of a licensed product. These milestone payments can be paid in cash or equity upon the satisfaction of certain clinical and regulatory milestones and provided that the Company is publicly traded at the time such milestone payment accrues. In October 2003, the Company and West amended the license agreement to exclude further development of fentanyl by the Company. All rights, duties and obligations of the Company and West related to fentanyl were terminated, including aggregate remaining future milestone payments of $6.3 million.

                   (d) On November 17, 2000, the Company entered into a clinical manufacturing agreement with West to manufacture, package, purchase and sell to the Company nasal ketamine clinical product according to agreed upon clinical product specifications and price schedule. The agreement expired in November 2001.

              (v) On December 14, 2001 (the "Effective Date"), the Company entered into an agreement (the "Shimoda Agreement") with Shimoda Biotech (Proprietary) Ltd. and certain affiliated entities ("Shimoda"), for an exclusive worldwide license to commercialize formulations of pharmaceutical products containing diclofenac. The Company will pay: (i) a license fee to Shimoda and reimbursement for expenses, if certain defined events occur; (ii) two percent of the net proceeds, as defined, of the Company's initial public offering ("IPO") to Shimoda, but not less than $1 million or in excess of $2 million; (iii) aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones which includes submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product; and
                   (iv) royalty payments to Shimoda based upon the sales of products by the Company or its sublicensees, if any, as defined. Upon achievement of a milestone, Shimoda has the option to receive payment in cash or shares of common stock. In the event Shimoda elects to receive common stock, the number of shares to be issued is based on a formula whereby the defined milestone payment is divided by the per share price of the Company's common stock in an initial public offering as defined. Should common stock be issued in satisfaction of milestones, the Company will record a non-cash charge based on the fair value of the consideration paid at the date the milestone is achieved. Such charge could be material and could result in a material dilution to per share amounts. The Shimoda Agreement may be terminated
                   (i) by either party due to breach by the other party that is not cured within 60 days of written notice; (ii) by Shimoda in the event of default by the Company for non-payment of amounts due that is not cured with 60 days of written notice; or (iii) by the Company at any time by giving 90 days written notice to Shimoda.

8.       NET LOSS PER SHARE

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For all periods presented, the Company reported a net loss and, therefore, common stock equivalents were not included since such inclusion would have been anti-dilutive. In addition, for all periods presented, 227,044 shares of Common Stock were held in escrow. These shares have been excluded from the calculation of basic and diluted per share amounts.

         The calculation of net loss per share, basic and diluted, is as follows:

                                                                WEIGHTED
                                                                AVERAGE
                                                                COMMON          PER
                                               NET LOSS          SHARES        SHARE
                                              (NUMERATOR)     (DENOMINATOR)    AMOUNT
The year ended December 31, 2002

     Basic and diluted                      $  (8,059,081)      9,916,761     ($0.81)
                                            -------------      ----------     ------
The year ended December 31, 2003

     Basic and diluted                      $  (3,155,092)      9,918,104     ($0.32)
                                            -------------      ----------     ------
The year ended December 31, 2004

     Basic and diluted                      $  (7,046,828)     10,936,922     ($0.64)
                                            -------------      ----------     ------



         Common stock equivalents and shares issuable upon conversion of redeemable convertible preferred stock which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                          2002                         2003                         2004
                                 -------------------------   -------------------------   --------------------------
                                                WEIGHTED                    WEIGHTED                     WEIGHTED
                                  WEIGHTED      AVERAGE       WEIGHTED      AVERAGE       WEIGHTED        AVERAGE
                                   AVERAGE      EXERCISE      AVERAGE       EXERCISE       AVERAGE       EXERCISE
                                   NUMBER        PRICE         NUMBER        PRICE         NUMBER          PRICE
Options                          1,805,762      $   4.19     2,287,818      $   3.81      3,730,257      $   3.06
Warrants                         1,086,178          3.23     1,084,834          3.23        770,226          2.65
Convertible Preferred Stock      5,178,517                   6,239,871                    7,648,919
                                 ---------                   ---------                   ----------
                Total            8,070,457                   9,612,523                   12,149,402
                                 ---------                   ---------                   ----------


9.       STOCK INCENTIVE PLAN

         In February 2001, the Board and stockholders approved the adoption of the 2000 Omnibus Stock Incentive Plan (the "Plan"). The Plan, as amended, provides for the issuance of 4,200,000 shares of Common Stock to be awarded to employees, consultants, directors and other individuals who render services to the Company (collectively, "Awardees"). Awards include options, restricted shares, bonus shares, stock appreciation rights and performance shares (the "Awards"). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined. The Plan includes an automatic option grant program for non-employee directors, under which option grants will automatically be made at periodic intervals to non-employee board members to purchase shares of common stock as defined. The Plan provides for a Committee of the Board of Directors (the "Committee") to grant Awards to Awardees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. All options granted under the Plan are intended to be non-qualified ("NQO") unless specified by the Committee to be incentive stock options ("ISO"), as defined by the Internal Revenue Code. NQO's may be granted to employees, consultants or other individuals at an exercise price, equal to, below or above the fair value of the Common Stock on the date of grant. ISO's may only be granted to employees of the Company and may not be granted at exercise prices below fair value of the Common Stock on the date of grant (110% of fair value for employees who own 10% or more of the Company). The period during which an option may be exercised may not exceed ten years from the date of grant (five years for grants of ISO's to employees who own 10% or more of the Company). Under the Plan, for a period of one year following the termination of an Awardee's employment or active involvement with the Company, the Company has the right, should certain contingent events occur, to repurchase any or all shares of Common Stock acquired upon exercise of an Award held by the Awardee at a purchase price defined by the Plan. The Plan will terminate at the earliest of (i) its termination by the Committee, (ii) February 4, 2011 or (iii) the date on which all of the shares of Common Stock available for issuance under the Plan have been issued and all restrictions on such shares have lapsed. Awards granted before termination of the Plan will continue under the Plan until exercised, cancelled or expired.

         Just prior to and as a condition of the IDDS merger, the Company adopted the 2004 Omnibus Stock Incentive Plan (the "2004 Plan") covering the grant of stock options, restricted stock and other employee awards, subject to stockholder ratification. This Plan follows the IDDS Amended and Restated 2000 Omnibus Stock Incentive Plan (the "Plan"). The 2004 Plan authorizes awards of up to 5,000,000 shares of common stock, subject to annual increases in the underlying number of shares not to exceed 250,000 shares per year. Upon the Merger, the outstanding options under the Plan were exchanged for options under the 2004 Plan with the number of option shares and the exercise prices adjusted to reflect the merger exchange ratio (see Note 1).

         As of December 31, 2004, under the 2004 Plan, options for the purchase of an aggregate of 2,712,575 shares of Common Stock have been granted and outstanding. The number of options remaining to be granted was 2,287,425. In addition, as of December 31, 2004 the Company had outstanding 1,185,299 options which were granted outside of the Plan.

         The following table summarizes non-plan stock option information for the options as of December 31, 2004:

                                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                         ----------------------------------------------------    ------------------------------
                                                WEIGHTED-
                                                 AVERAGE         WEIGHTED-                          WEIGHTED-
                                                REMAINING         AVERAGE                            AVERAGE
      RANGE OF                NUMBER           CONTRACTUAL        EXERCISE          NUMBER          EXERCISE
  EXERCISE PRICES          OUTSTANDING             LIFE            PRICE          EXERCISABLE         PRICE
---------------------    -----------------    ---------------   -------------    --------------    ------------
$0.01                             1,241         5.7 years           $0.01               1,241         $0.01
$3.87                         1,184,058         5.9 years           $3.87           1,184,058         $3.87
                         -----------------                                       --------------
$0.01-3.87                    1,185,299         5.9 years           $3.87           1,185,299         $3.87
                         -----------------                                       --------------



         Transactions involving non-plan stock options during the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

                                                                   WEIGHTED-                             WEIGHTED-
                                                NUMBER OF          AVERAGE             NUMBER             AVERAGE
                                                 SHARES       EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
                                               -----------   ------------------    -------------    ------------------
Balance outstanding, December 31, 2001          1,392,271       $      3.87            995,577         $     3.87
                                               -----------
Balance outstanding, December 31, 2002          1,392,271       $      3.87          1,150,805         $     3.87

2003:  Canceled                                  (51,742)       $      3.87
                                               -----------
Balance outstanding, December 31, 2003          1,340,529       $      3.87          1,340,529         $     3.87

2004:  Canceled                                 (155,230)       $      3.87
                                               -----------
Balance outstanding, December 31, 2004          1,185,299       $      3.87          1,185,299         $     3.87
                                               -----------


         The following table summarizes stock option information for options granted under the 2004 Plan as of December 31, 2004:

                                      OPTIONS OUTSTANDING
                          --------------------------------------------
                                          WEIGHTED-AVERAGE   WEIGHTED-                  WEIGHTED-
                                            REMAINING         AVERAGE                   AVERAGE
   RANGE OF EXERCISE         NUMBER        CONTRACTUAL       EXERCISE       NUMBER      EXERCISE
        PRICES            OUTSTANDING          LIFE           PRICE      EXERCISABLE      PRICE
----------------------    -----------     ----------------   ---------   -----------    ---------
$ 1.50                      763,811           8.6 years       $  1.50       746,837      $  1.50

$ 1.96                    1,530,671           9.4 years       $  1.96       243,738      $  1.96

$ 1.97                        6,620           9.5 years       $  1.97         3,310      $  1.97

$ 3.87                       50,921           7.7 years       $  3.87        50,921      $  3.87

$ 5.36                      309,631           7.3 years       $  5.36       309,631      $  5.36

$ 5.40                       50,921           7.3 years       $  5.40        50,921      $  5.40
                          ---------                           -------     ---------      -------
$ 1.50 - $5.40            2,712,575           9.0 years       $  2.32     1,405,358      $  2.66
                          ---------                           -------     ---------      -------


         Transactions involving options granted under the Plan during the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

                                                                  WEIGHTED-                    WEIGHTED-
                                                                  AVERAGE                      AVERAGE
                                                 NUMBER OF        EXERCISE         NUMBER      EXERCISE
                                                   SHARES          PRICE        EXERCISABLE      PRICE
                                                 ---------        --------      -----------    ---------
2002: Granted (1)                                  591,339        $   5.23
                                                 ---------
Balance outstanding, December 31, 2002             591,339        $   5.23        265,008      $   5.08
2003: Canceled                                    (103,485)       $   5.36
2003: Granted                                    1,508,776        $   1.67
                                                 ---------
Balance outstanding, December 31, 2003           1,996,630        $   2.53        456,781      $   4.59
2004: Canceled                                    (385,468)       $   1.64
2004: Granted                                    1,101,413        $   1.96
                                                 ---------
Balance outstanding, December 31, 2004           2,712,575        $   2.32      1,405,358      $   2.66
                                                 ---------


(1) Included in the options granted in 2002, were the following options granted to members of the Board: (i) 362,194 options on February 25, 2002, with an exercise price of $5.36, approximately two-thirds of which were vested immediately with the remainder vesting through February 2003 and (ii) 50,921 options with an exercise price of $5.40 on April 1, 2002, one-quarter vesting immediately and the remainder vesting over three years. On the dates of grant, the fair value of the Company's common stock was deemed to be $8.84 per share. Thus, in accordance with APB No. 25, the Company recorded unearned compensation of $1,431,498, which was equal to the total intrinsic value of those options on the respective dates of grant. The Company will amortize unearned compensation as compensation expense, respectively, over the respective vesting periods of the options. For the years ended December 31, 2002, 2003 and 2004, the Company recognized $1,264,522, $113,069 and $43,124 of compensation expense respectively for those options.

         Included in the options above, during the years ended December 31, 2000, 2002 and 2003 the Company granted 305,676 fully vested non-plan options, 50,921 fully vested options and 76,381 options vesting over one year under the Plan to non-employees ("Non-employee Options") with average exercise prices of $3.87, $5.36 and $1.50, respectively, which are accounted for in accordance with EITF 96-18. The estimated fair values of the Non-employee Options on the grant dates in 2000 and 2002, totaling $707,550 and $62,564, respectively, were recognized as compensation expense in the years ended December 31, 2000 and 2002, respectively. During the year ended December 31, 2003, the Company recognized an expense of $57,672, in connection with Non-employee Options.

         During 2004, two consultants (the "Consultants") received a total of 6,620 options to purchase shares of Common Stock at an exercise price of $1.97 per share. The options will be fully vested upon the first anniversary of the grant and expire in June 2014. As of December 31, 2004, the Company recognized $14,498 of compensation expense for these options based upon their fair value as estimated by the Company's management, at the grant date using the Black Scholes option pricing model. In addition, $118,003 of compensation expense was recognized in connection with the Non-employee Option that had been granted in 2003.

         During 2004, the Company granted to four employees and a Board member, a total of 1,094,793 stock options with an exercise price of $1.96 per share, each vesting over three years. The deemed per share fair value of the Company's Common Stock at the time of the stock option grant was $2.95, based upon the sale of Common Stock to investors in December 2004 (see Note 5). Accordingly, unearned compensation of $1,094,793, representing the intrinsic value of the options granted during 2004, was recorded. Such amount will be amortized to compensation expense ratably over the respective vesting periods of the options. For the year ended December 31, 2004 the total amortized compensation expense associated with the options granted in 2004 totaled $155,227.

         The Company intends to adopt an employee stock purchase plan ("ESPP"), which will become effective upon the completion of an initial public offering of the Company's common stock. Under the ESPP, eligible employees may set aside up to 15% of their eligible compensation to be applied to the purchase of shares of the Company's common stock. The per share price the employee must pay to acquire each share of common stock will be equal to 85% of the lower of the quoted market price of the Company's Common Stock at the start date of the offering period or the semi-annual purchase date. The ESPP will be implemented in a series of overlapping periods, each with a duration of 24 months. The initial offering period will begin at the time of the initial public offering. Subsequent offering periods will begin at 6-month intervals and each such offering period will have 4 semi-annual purchase dates. The ESPP has been designed to qualify as a non-compensatory plan under Section 423 of the Internal Revenue Code. Upon completion of an initial public offering, the Company will finalize various terms and conditions including the number of shares of common stock available under the ESPP.

10.      WARRANTS AND UNITS

         The following table summarizes warrant and unit activity for the period from February 23, 1998 (inception) to December 31, 2004:


                                                                                         PREFERRED
                                                     PLACEMENT   DEBENTURE     BRIDGE         A       CONSULTANTS  FINDERS
                                                      WARRANTS    WARRANTS    WARRANTS     WARRANTS    WARRANTS     UNITS

Issuance of Bridge Warrants (see Note 6)                                      236,128
Issuance of Consultants Warrants (see Note 6)                                                           204,336
                                                     --------     -------     -------      -------     ---------     -----
Balance outstanding, December 31, 1999                   -          -         236,128         -         204,336        -
Issuance of Preferred A Warrants  (see Note 5)                                             415,403
Exercise of Consultants Warrants                                                                       (204,336)
Issuance of Finders Units (see Note 5)                                                                               15.83(1)
Issuance of Consultants Warrants (see Note 5)                                                            15,523
                                                     --------     -------     -------      -------     --------      -----
Balance outstanding, December 31, 2000                   -          -         236,128      415,403       15,523      15.83
Exercise of Bridge Warrant                                                    (15,893)
Exercise of Consultants Warrants                                                                        (15,523)
                                                     --------     -------     -------      -------     --------      -----
Balance outstanding, December 31, 2001 and 2002          -          -         220,235      415,403         -         15.83
Exercise of Bridge Warrants (see Note 6)                                       (2,269)
                                                     --------     -------     -------      -------     --------      -----
Balance outstanding, December 31, 2003                   -          -         217,966      415,403         -         15.83
Issuance of Debenture Warrants (see Note 6)                       226,314
Issuance of Placement Warrants (see Note 5)           920,987
                                                     --------     -------     -------      -------     --------      -----
Balance outstanding, December 31, 2004                920,987     226,314     217,966      415,403         -         15.83
                                                     --------     -------     -------      -------     --------      -----


(1) Each Finders Unit entitles the holder to purchase 28,459 shares of Common Stock. Total issuance entitles holders to purchase 450,506 shares Common Stock.



         See Note 2 for the description of the method and assumptions used to determine the fair value of the warrants issued.

11.      RELATED PARTY TRANSACTIONS

         The Company, from its inception, through the year ended December 31, 2002, received financial assistance from a principal stockholder in the form of office space and management and legal assistance provided at no cost. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 79, the value of such assistance has been reflected in the accompanying financial statements as an expense in the period benefited with a corresponding deemed capital contribution. The value of the financial assistance totaled $481,299 and $185,059 for the years ended December 31, 2001 and 2002, respectively, and $1,075,182 for the cumulative period from February 23, 1998 (inception) to December 31, 2004.

12.      INCOME TAXES

         There is no provision (benefit) for federal or state income taxes for the years ended December 31, 2002, 2003 and 2004 since the Company has incurred operating losses and has established valuation allowances equal to the total deferred tax asset due to the uncertainty with respect to achieving taxable income in the future.

         The tax effect of temporary differences and net operating losses as of December 31, 2003 and 2004 are as follows:

                                                              DECEMBER 31,      DECEMBER 31,
                                                             -------------------------------
Deferred tax assets and valuation allowance                       2003                2004
                                                             ------------       ------------
   Net operating loss carry forwards                         $  7,010,000       $ 10,084,000
   Other deferred tax assets                                    3,591,000          3,595,000
   Research and development tax credit carryforwards              259,000            322,000
   Valuation allowance                                        (10,860,000)       (14,001,000)
                                                             ------------       ------------
                                                                    -                  -
                                                             ============       ============


         As of December 31, 2004 the Company has available, for tax purposes, unused net operating loss carryforwards of approximately $22.4 million which will expire between 2018 and 2024, and research and development credits of approximately $.9 million which will expire between 2018 and 2024. As of December 31, 2004 the Company had aggregate permanent differences of $20.7 million including $18.6 million for the license acquired in connection with the merger with Pain Management. Future ownership changes may limit the Company's ability to utilize these net operating loss carryforwards as defined by the federal, state and local state tax codes.

         During the years ended December 31, 2004, 2003 and 2002, the valuation allowance increased by $3.1 million and $1.7 million and $3.5 million respectively.

13.      SUBSEQUENT EVENTS

         On February 8, 2005, the Company consented to the assignment of the license agreements with West Pharmaceutical Services, Inc. ("West") to Archimedes Pharma Limited ("Archimedes") in connection with the sale of West's Drug Delivery business to Archimedes. Under the terms of the assignment, Archimedes has agreed to assume all of West's obligations and liabilities under the assigned agreements that by their respective terms are required to be paid, performed or discharged.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         During the fourth quarter of fiscal 2004, we reported on a Form 8-K for an event of December 13, 2004, reporting that on December 13, 2004, we changed our independent registered public accounting firm to PricewaterhouseCoopers LLP from Paritz & Company, P.A.

ITEM 8A. CONTROLS AND PROCEDURES

         We have disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

         Our principal executive officer and principal financial officer have reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in our filings with the SEC. There have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls.

ITEM 8B. OTHER INFORMATION

         We filed Forms 8-K for the fourth quarter of fiscal 2004 disclosing therein all information required to be disclosed in a Form 8-K during that fiscal quarter.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         As of March 1, 2005, our executive officers and directors were:

Name                            Age      Position
----                            ---      --------

Douglas G. Watson               59       Chairman of the Board and Director
Fred H. Mermelstein, Ph.D.      46       President, Chief Executive Officer,
                                         Secretary, and Director
Douglas A. Hamilton             39       Chief Operating Officer and Chief
                                         Financial Officer
Daniel B. Carr, M.D.            56       Chief Medical Officer and Director
Jackie M. Clegg                 41       Director
Peter M. Kash                   43       Director and Vice Chairman


         The principal occupations and brief summary of the background of each director and executive officer is as follows:

         DOUGLAS G. WATSON. Mr. Watson has served as our own Chairman of the Board and a director since December 6, 1994, and as a director of IDDS since April 2002. He is the Chief Executive Officer of Pittencrieff Glen Associates, a consulting company, which Mr. Watson founded in June 1999. From January 1997 to June 1999, Mr. Watson served as President, Chief Executive Officer and a director of Novartis Corporation, the U.S. subsidiary of Novartis A.G. Mr. Watson serves as a director of Engelhard Corporation, [NYSE:EC], Orasure Technologies Inc., [Nasdaq:OSUR], Genta Inc. [Nasdaq:GNTA], and Dendreon Corporation [Nasdaq:DNDN] as well as several privately held companies. Mr. Watson is the chairman of Freedom House Foundation and serves on the President's Advisory Council of Drew University. Mr. Watson holds a M.A. in Mathematics from Churchill College, Cambridge University. He is also a member of the Chartered Institute of Management Accountants.

         FRED MERMELSTEIN, PH.D. Dr. Mermelstein has served as our President, Chief Executive Officer, Secretary and director since December 2004, and as a director of IDDS and its President from inception in February 1998 through July 2003 when he also became Chief Executive Officer. From April 1996 to July 2003, he was employed by Paramount Capital Investments, LLC where he became a Director of Venture Capital and a member of Orion Biomedical GP, LLC. He currently serves as a director of Cardiome Pharma Corp [Nasdaq:CRME] and Adherex Technologies, Inc. [ASE:ADH]. From February 1997 until January 2000, Dr. Mermelstein was a founder and served as a director and the Chief Scientific Officer of PolaRx BioPharmaceuticals, an oncology-based biopharmaceutical company. Dr. Mermelstein also serves on the scientific advisory board of Cardiome Pharma Corp. Dr. Mermelstein holds a dual Ph.D. in Pharmacology and Toxicology from Rutgers University and University of Medicine and Dentistry of New Jersey ("UMDNJ") Robert Wood Johnson Medical School. He completed his post-doctoral training supported by two grant awards, a National Institutes of Health fellowship and a Howard Hughes Medical Institute fellowship in the Department of Biochemistry at UMDNJ Robert Wood Johnson Medical School.

         DOUGLAS A. HAMILTON. Mr. Hamilton has served as our Chief Operating Officer and Chief Financial Officer since December 2004, and as IDDS's Chief Financial Officer since March 1999 and Chief Operating Officer since April 2001. Mr. Hamilton had concurrently served as Chief Financial Officer and Project Manager for Trisenox(R) at PolaRx BioPharmaceuticals from March 1999 to October 2000. From March 1999 to August 2002, Mr. Hamilton also had concurrently served as Director, Business Development at Paramount Capital Investments, LLC. From October 1997 to March 1999, he served as Project Manager for Zithromax(R) and

Vfend(R) in addition to being a member of the Strategic Asset Management (SAM) task force in Central Research at Pfizer, Inc. From August 1993 to October 1997, Mr. Hamilton served as Project Manager at Amgen Inc. for EPOGEN(R), Aransep(R) and STEMGEN(R), among other products, and assumed responsibility for developing and leading a research and development portfolio management system. Mr. Hamilton has also served in various capacities at other biopharmaceutical companies including sales and marketing at Pharmacia, business development at NPS Allelix Biopharmaceuticals, Inc. and research at Pasteur Merieux Connaught. Mr. Hamilton holds a M.B.A. from the Richard Ivey School of Business and a B.S. in Molecular Biology and Molecular Genetics from the Department of Medical Genetics at the University of Toronto.

         DANIEL B. CARR M.D. Dr. Carr has served as a director since December 2004 and our Chief Medical Officer since September 2004 when he joined IDDS from his position as Saltonstall Professor of Pain Research at Tufts-New England Medical Center, and Professor of Anesthesiology and Medicine. He had held both prior positions since 1994. He ended his clinical responsibilities effective September 2004. As of May 31, 2005, he will become our Chief Executive Officer. From 1995 to 2003, he was the Medical Director of the Pain Management Program at the New England Medical Center, that merged into the Pain Management program at Caritas St. Elizabeth's Medical Center, another Tufts-affiliated program. Since 1998, he has been the Executive Director for Research at the latter program. Dr. Carr was a founder of the Pain Center at the Massachusetts General Hospital and served as Special Consultant to the U.S. Department of Health and Human Services and Co-Chair of the Agency for Health Care Policy and Research's Clinical Practice Guidelines on Acute and Cancer Pain Management. He is Editor-in-Chief of Pain: Clinical Updates published by the International Association for the Study of Pain ("IASP"), and has served as a Director of the American Pain Society and the IASP and as a consultant to Endo Pharamaceuticals. Dr. Carr has served as a consultant and advisor to multiple pharmaceutical companies including Abbott Laboratories, Endo Pharmaceuticals, Inc., Janssen Pharmaceuticals, Mallinckrodt, Ortho McNeil and Purdue Pharma.

         JACKIE M. CLEGG. The Honorable Jackie M. Clegg has served as a director since December 2004, and as a director of IDDS since February 2004. In September 2001, she formed the international strategic consulting firm Clegg International Consultants, LLC ("CIC") specializing in emerging markets. Previously, from May 1997 to July 2001, Ms. Clegg served a four year term as Vice Chair of the Board of Directors and First Vice President of the Export-Import Bank of the United States ("Ex-Im Bank"), previously serving in various positions at Ex-Im Bank, including Chief of Staff. Prior to joining Ex-Im Bank, Ms. Clegg worked for ten years in the United States Senate for Senator Jake Garn and on the staff to both the Senate Banking and Appropriations Committees. Ms. Clegg is also currently serving as a Director of Blockbuster Inc. [NYSE:BBI] and The Chicago Board of Trade.

         PETER M. KASH. Mr. Kash has served as a director since December 2004, and has served as a director of IDDS since February 2001 and became its Vice Chairman in December 2003. From 2001 to 2004, he served as Vice Chairman and a director of Keryx BioPharmaceuticals, Inc. [Nasdaq:KERX]. Additionally, Mr. Kash was a co-founder in September 2004 and is chairman of Two River Group Holdings, LLC, a biotech venture capital company. From 1991 through August 2004, he was a director and Senior Managing Director of Paramount BioCapital, Inc. In addition, from 1996 to 2000, Mr. Kash had served as an Adjunct Professor at The Wharton School of Business; from 2000 to 2002, he was a Visiting Professor at Nihon University, Tokyo, Japan; and since January, 2004, he has been an Adjunct Professor at Sy Syms School of Business at Yeshiva University. Mr. Kash holds a M.B.A. in Finance and Banking from Pace University.

         There is no family relationship among our officers and directors.

COMMITTEES OF THE BOARD OF DIRECTORS

         We have an Audit Committee and a Compensation Committee. The members of both committees are Mr. Watson, Ms. Clegg and Mr. Kash.

         The Audit Committee is responsible for (i) overseeing the corporate accounting and financing reporting practices, (ii) recommending the selection of our registered public accounting firm, (iii) reviewing the extent of non-audit services to be performed by the auditors, and (iv) reviewing the disclosures made in our periodic financial reports. No members of this Committee is an audit committee financial expert, as defined in Regulation S-B under the federal securities law.

         The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees, and administers our stock and incentive plans.

         We may establish other Board committees, such as a Nominating Committee and a Corporate Governance Committee.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to the Chief Executive Officer and other executive officers of IDDS with total compensation in excess of $100,000 during the three fiscal years ended December 31, 2004:

-------------------------------- ------------------------------------------------------------------ ------------------
                                                                                                        LONG-TERM
                                                                                                       COMPENSATION
                                                        Annual Compensation                              AWARDS
-------------------------------- ------------------------------------------------------------------ ------------------
                                                                                                       SECURITIES
                                                                                                       UNDERLYING
                                     FISCAL                                          OTHER ANNUAL      OPTIONS (1)(2)
NAME AND PRINCIPAL POSITION           YEAR           SALARY           BONUS          COMPENSATION      (3)
-------------------------------- ------------- ---------------- ----------------- ----------------- ------------------
Fred H. Mermelstein, Ph.D.            2004          $ 190,000       $ 80,000               --                --
-------------------------------- ------------- ---------------- ----------------- ----------------- ------------------
President and Chief                   2003            148,250             --               --                --
-------------------------------- ------------- ---------------- ----------------- ----------------- ------------------
Executive Officer                     2002            120,000             --               --                --
-------------------------------- ------------- ---------------- ----------------- ----------------- ------------------

Douglas A. Hamilton                   2004          $ 165,000       $ 75,000               --                --
-------------------------------- ------------- ---------------- ----------------- ----------------- ------------------
Chief Operating Officer and           2003            205,182             --               --                --
-------------------------------- ------------- ---------------- ----------------- ----------------- ------------------
Chief Financial Officer               2002            154,438       $ 55,000               --                --
-------------------------------- ------------- ---------------- ----------------- ----------------- ------------------

Daniel B. Carr, M.D.                  2004(3)       $ 111,506       $ 50,000               --                --
-------------------------------- ------------- ---------------- ----------------- ----------------- ------------------
Chief Medical Officer
-------------------------------- ------------- ---------------- ----------------- ----------------- ------------------


(1) Dr. Mermelstein was granted options for 381,904 shares at exercise prices from $1.50 to $1.96 per share in 2003 and for 102,663 shares at exercise prices from $3.87 to $5.36 in 2002. The share information in these footnotes is based upon shares of the common stock giving effect to the Merger.

(2) Mr. Hamilton was granted options for 229,143 shares at exercise prices from $1.50 to $1.96 per share in 2003, and no options in 2002.

(3) Dr. Carr's employment commenced as of September 7, 2004, and he was granted options for 916,570 shares at an exercise price of $1.96 per share.



         Effective January 1, 2005, the annual base salaries of Dr. Mermelstein and Mr. Hamilton increased to $250,000 and $225,000, respectively.

         For at least two years prior to the December 2004 effective date of IDDS merger, Intrac did not pay any compensation to its executive officers.

         Other than as described in the table above, we did not pay any executive officer any compensation, including incidental personal benefits, in excess of 10% of such executive officer's salary.

DIRECTORS' COMPENSATION

         We compensate non-employee members of our Board for serving as a Board member up to $2,500 per meeting and through the grant of stock options on an annual basis and a per meeting basis, including committee meetings. Effective as of January 2005, our option policy is an initial option grant of 50,000 shares of common stock to an outside director upon becoming a director and thereafter an annual option grant 35,000 shares for the Chairman of the Board, 30,000 shares for directors who serve on one or more Board committees and 25,000 shares for directors who do not also serve on any committee. The exercise price would be at fair market value at time of grant and the option would vest over three years commencing one year from grant.

COMPLIANCE WITH SECTION 16 (A)

         Based solely on its review of copies of Forms 3 and 4 received by us or representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2004, there was compliance with Section 16 (a) filing requirements applicable to our officers and directors.

EMPLOYMENT AGREEMENTS

         The only employment agreement by us or IDDS with any executive officer is the agreement with Daniel B. Carr.

         Effective as of September 7, 2004, Dr. Carr was appointed Chief Medical Officer. The board of directors has the option of determining, in its sole discretion, whether to appoint him as the Chief Executive Officer anytime prior to May 31, 2005. The employment agreement is for a term of three years, unless earlier terminated (including failure by the board of directors to appoint him as Chief Executive Officer which triggers Dr. Carr's right to terminate). Dr. Carr is receiving an initial annual base salary of $350,000, plus a guaranteed bonus of $50,000 payable within 30 days of the first anniversary of the effective date of the agreement, plus certain incentive compensation at the discretion of the board of directors, if certain performance targets are met, of up to $320,000 or options for 200,000 shares of common stock. In addition, upon commencement of employment, Dr. Carr was granted an option to purchase 916,570 shares of common stock at an exercise price of $1.96 per share, as adjusted for the merger, vesting in three equal installments commencing upon the first anniversary of the agreement.

         If Dr. Carr's employment is terminated as a result of his death or disability, Dr. Carr or to Dr. Carr's estate, as applicable, would receive his base salary and any accrued but unpaid bonus and expense reimbursement amounts through the date of his death or the disability occurs. All stock options that are scheduled to vest by the end of the calendar year in which such termination occurs would be accelerated and become vested as of the date of his disability or death, and all stock options that have not vested (or been deemed pursuant to the immediately preceding sentence to have vested) as of the date of his disability or death shall be deemed to have expired as of such date. If Dr. Carr's employment is terminated for cause, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. All stock options that have not vested as of the date of termination be deemed to have expired as of such date and any stock options that have vested as of the date of Dr. Carr's termination for cause would remain exercisable for a period of 90 days following the date of such termination. If Dr. Carr's employment is terminated upon the occurrence of a change of control of within six months thereafter, we would be obligated to (i) continue to pay his salary for a period of six months following such termination, (ii) pay any accrued and unpaid bonus and (iii) pay expense reimbursement amounts through the date of termination. All stock options that have not vested as of the date of such termination would be accelerated and deemed to have vested as of such termination date. If Dr. Carr's employment is terminated by the board of directors by not appointing him as Chief Executive Officer, then (i) we would be obligated to pay his base salary for a period of six months from the date of such termination and expense reimbursement through the date of termination and (ii) all of the stock options would immediately expire and be deemed null and void. If Dr. Carr's employment is terminated without cause, or by Dr. Carr for good reason, then we would be obligated to (i) continue to pay his base salary for a period of 12 months from the date of such termination, (ii) pay the bonus he would have earned had he been employed for six months from the date which such termination occurs, and
(iii) pay any expense reimbursement amounts owed through the date of termination. All stock options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All stock options that have not vested (or deemed to have vested pursuant to the preceding sentence) shall be deemed expired, null and void. Any stock options that have vested as of the date of Dr. Carr's termination shall remain exercisable for a period as outlined in our omnibus stock option program.

OPTION GRANTS, OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following tables set forth certain information concerning the grant of stock options and the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2004 by the executive officers listed in the Summary Compensation Table above. None of these named persons has exercised any stock options.

                                            OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                       INDIVIDUAL GRANTS
                                 ------------------------------------------------------------
              (a)                       (b)                 (c)                   (d)                    (e)
                                                           % OF
                                                           TOTAL
                                     NUMBER OF           OPTIONS/
                                    SECURITIES             SARS
                                    UNDERLYING          GRANTED TO             EXERCISE
                                     OPTIONS/           EMPLOYEE(S)             ON BASE
                                       SARS              IN FISCAL               PRICE               EXPIRATION
             NAME                   GRANTED (#)            YEAR                 ($/SH)                  DATE
-------------------------        --------------       --------------     --------------------   --------------------
Fred H. Mermelstein, Ph.D.               --                  --                    --                   --

Douglas A. Hamilton                      --                  --                    --                   --

Daniel B. Carr, MD                    916,570              83.7%                 $1.96                 9/7/14



                   AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
             (a)                       (b)                 (c)                   (d)                     (e)
                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING        VALUE OF UNEXERCISED
                                                                         UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                                                                           AT DEC. 31, 2004       AT DEC. 31, 2004
                                 SHARES ACQUIRED                             EXERCISABLE/         EXERCISABLE ($)/
             NAME                  ON EXERCISE        VALUE REALIZED        UNEXERCISABLE        UNEXERCISABLE ($)*
-------------------------        --------------       --------------     --------------------   --------------------

Fred H. Mermelstein, Ph.D.             -0-                  --               503,185/84,868        $500,295/$109,479

Douglas A. Hamilton                    -0-                  --               333,450/50,291        $300,177/$65,687

Daniel B. Carr, MD                     -0-                  --                 --/916,570             --/$1,182,375


*Assuming a value of $3.25 per share at December 31, 2004.




STOCK OPTION PLANS

         Just prior to and as a condition of the IDDS merger, we adopted the 2004 Omnibus Stock Incentive Plan (the "Plan") covering the grant of stock options, restricted stock and other employee awards, subject to stockholder ratification. This Plan follows the IDDS Amended and Restated 2000 Omnibus Stock Incentive Plan (the "IDDS Plan"). The Plan authorizes awards of up to 5,000,000 shares of common stock, subject to annual increases in the underlying number of shares not to exceed 250,000 shares per year. Upon the IDDS merger, the outstanding options under the IDDS Plan were exchanged for options under our Plan with the number of option shares and the exercise prices adjusted to reflect the merger exchange ratio. As of December 31, 2004, under our Plan, options for the purchase of an aggregate of 2,712,575 shares of our common stock were outstanding at exercise prices ranging from $1.50 to $5.40 per share. In addition, as of such date, there were outstanding options granted outside the Plan for an aggregate of 1,185,299 shares of common stock at exercise prices ranging from $0.01 to $3.87 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of our Compensation Committee Mr. Watson, Chairman, and Ms. Clegg and Mr. Kash, none of whom is an executive officer or employee of the Company or its subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on March 1, 2005 for (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each executive officer, (iii) each of our directors, including persons who are to become directors, and (iv) all of our executive officers and directors as a group.


         ---------------------------------------------------------------------
                 NAME AND ADDRESS
              OF BENEFICIAL OWNER (2)         SHARES BENEFICIALLY OWNED(1)
         ---------------------------------------------------------------------
                                                 NUMBER         PERCENT
         ---------------------------------------------------------------------
         Lindsay A. Rosenwald (3)              4,847,962         18.9%
         c/o Paramount Capital
         787 Seventh Avenue, 48th Floor
         New York, NY 10019
         ---------------------------------------------------------------------
         Elizabeth Rogers (4)                  1,643,461         6.4%
         7772 Fisher Island Drive
         Miami FL, 33109
         ---------------------------------------------------------------------
         Fred H. Mermelstein (5)               1,055,501          4.0%
         ---------------------------------------------------------------------
         Peter M. Kash (6)                       811,169          3.1%
         ---------------------------------------------------------------------
         Douglas A. Hamilton (7)                 718,671          2.8%
         ---------------------------------------------------------------------
         Douglas G. Watson (8)                    86,565          0.3%
         ---------------------------------------------------------------------
         Jackie M. Clegg (9)                      50,921          0.2%
         ---------------------------------------------------------------------
         Daniel B. Carr (10)                       -0-            0.0%
         ---------------------------------------------------------------------
         All officers and directors            2,722,827         10.5%
         as a group (11)
         ---------------------------------------------------------------------

(1) The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of March 1, 2005, through the exercise or conversion of any stock option, convertible security, warrant or other right (a "Presently Exercisable" security). Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of common stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 130 West 42nd Street, 12th Floor, New York, NY 10036.

(3) Includes (i) an aggregate of 2,230,679 shares held on behalf of Dr. Rosenwald's children and (ii) 386,610 shares owned by Horizon Biomedical Ventures, LLC. Dr. Rosenwald disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.




(4) Includes (i) a unit purchase option to acquire 17,247 shares, (ii) warrants to purchase 1,724 shares, and (iii) 77,614 shares obtainable upon exercise of Presently Exercisable options, all granted to Mark C. Rogers, an affiliate of Elizabeth Rogers. Excludes 97,150 shares of Common Stock owned by Dr. Rogers' adult children who do not reside with Dr. Rogers.

(5) Includes 503,184 shares obtainable upon exercise of Presently Exercisable options. Excludes 84,867 shares obtainable upon exercise of options not Presently Exercisable.

(6) Includes 18,223 shares owned by each of Kash Family Trust, Coby Kash, Jared Kash and Shantal Kash, affiliates of Peter Kash. Mr. Kash disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also, includes (i) 138,858 shares obtainable upon exercise of Presently Exercisable options and (ii) a unit purchase option to acquire 170,393 shares and warrants to purchase 17,040 shares.

(7) Includes 333,450 shares obtainable upon exercise of Presently Exercisable options. Excludes 50,921 shares obtainable upon exercise of options not Presently Exercisable.

(8) Includes 86,565 shares obtainable upon exercise of Presently Exercisable options.

(9) Includes 50,921 shares obtainable upon exercise of Presently Exercisable options.

(10) Excludes 916,570 shares obtainable upon exercise of options not Presently Exercisable.

(11)     Includes all shares of the persons denoted in footnotes (5) through
         (10).



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Lindsay A. Rosenwald, our largest stockholder, is the sole member of Paramount BioCapital Investments, LLC ("PBI"), f/k/a Paramount Capital Investments, LLC. PBI is a venture capital and merchant banking firm focused on development stage biotechnology, biomedical and biopharmical companies. Until December 2002, we had shared executive offices on a rent-free basis with PBI, and also received related back office and financial support and management services free of charge.

         Dr. Rosenwald is also Chairman and sole stockholder of Paramount BioCapital, Inc. ("Paramount") f/k/a Paramount Capital, Inc., an NASD member broker-dealer affiliated with PBI. Employees or affiliates of Paramount participated as investors in the August 2003 placement of IDDS Series C Preferred Stock.

         Dr. Fred Mermelstein, our President, Chief Executive Officer, Secretary and a director, had served as the Director of Venture Capital of PBI until July 2003.

         Douglas A. Hamilton, our Chief Operating Officer and Chief Financial Officer, from March 1999 to August 2002, also served as Director, Business Development at PBI.

         Peter M. Kash, a member of our board of directors, was Senior Managing Director of Paramount and a director of Paramount BioCapital Asset Management, Inc. ("PBCAM"), an affiliate of PBI Paramount, through August 2004. He also served until September 2004, as a director to The Aries Master Fund, The Aries Master Fund II and Aries Select, Ltd., for which PBCAM serves as general partner.

         Dr. Michael Weiser, who was a member of the IDDS board of directors until December 2004, is director of Research of PBCAM, Paramount and PBI.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits, including those incorporated by reference.

Exhibit No.      Description
-----------      -----------

2.1 Agreement and Plan of Merger dated December 6, 2004 among Intrac, Inc. (the "Company"), Intrac Merger Sub Inc. ("Intrac Sub"), and Innovative Drug Delivery Systems, Inc.("IDDS") [incorporated by reference to Exhibit 2.1 in the Company's Form 8-K filed December 10, 2004 (the "December 10 Form 8-K")].

3.1.1            Articles of Incorporation [incorporated by reference to
                 Exhibit 3a to the Company's Registration Statement on Form 10-SB filed on March 19, 2001].

3.1.2 Certificate of Change in Number of Authorized Shares of Common Stock, filed February 28, 2002 [incorporated by reference to
                 Exhibit 3.1.2 to the Company's Registration Statement on Form SB-2 (File No. 333-122177) filed on January 20, 2005 (the "2005
                 Form SB-2")].

3.1.3 Certificate of Designation of Series A Preferred Stock, filed May 8, 2002 [incorporated by reference to Exhibit 3.1.3 to the 2005 Form SB-2].

3.1.4 Certificate of Change of Number of Outstanding Shares of Common Stock, filed June 26, 2002 [incorporated by reference to
                 Exhibit 3.1.4 to the 2005 Form SB-2]. 3.1.5 Certificate of Amendment, filed January 13, 2005 [incorporated by reference to
                 Exhibit 3.1.5 to the 2005 Form SB-2].

3.2 Bylaws [incorporated by reference to Exhibit 3b to the Company's Registration Statement on Form 10-SB filed on March 19, 2001].

3.3 Certificate of Merger between IDDS and Intrac Sub, filed on December 6, 2004 with the Secretary of State of the State of Delaware [incorporated by reference to Exhibit 3.1 to the December 10 Form 8-K].

4.1 Certificate of Designation of Series A Preferred Stock of Company [incorporated by reference to Exhibit 4.1 to the Company's December 2003 Form 10-KSB.]

4.3 Form of Common Stock Purchase Warrant, dated November 5, 2004, issued by IDDS as part of bridge financing [incorporated by reference to Exhibit 4.3 to the 2005 Form SB-2].

4.4 Placement Agent Warrant Agreement, dated December 6, 2004, issued by IDDS [incorporated by reference to Exhibit 4.4 to the 2005 Form SB-2].

4.5 2004 Omnibus Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the December 10 Form 8-K].

4.6              Lock-Up Agreement dated December 6, 2004 between Lindsay A.
                 Rosenwald and IDDS [incorporated by reference to Exhibit 4.6 to the 2005 Form SB-2].

4.7              Lock-Up Agreement dated  December 6, 2004 between Douglas G.
                 Watson and IDDS [incorporated by reference to Exhibit 4.7 to the 2005 Form SB-2].

4.8              Lock-Up Agreement dated December 6, 2004 between Fred H.
                 Mermelstein and IDDS [incorporated by reference to Exhibit 4.8 to the 2005 Form SB-2].

4.9              Lock-Up Agreement dated December 6, 2004 between Douglas A.
                 Hamilton and IDDS [incorporated by reference to Exhibit 4.9 to the 2005 Form SB-2].

10.1.1 Form of Subscription Agreement for December 2004 IDDS Placement [incorporated by reference to Exhibit 10.2 to the December 10 Form 8-K].

10.1.2 Form of Registration Rights Agreement dated as of December 6, 2004 between IDDS and each purchaser in the December 2004 IDDS Placement [incorporated by reference to Exhibit 10.3 to the December 10 Form 8-K].

10.2 License Agreement effective as of December 14, 2001 among Farmarc N.A.N.V., Farmarc Netherlands B.V., Shimoda Biotech (Proprietary) Ltd. and IDDS [incorporated by reference to
                 Exhibit 10.11 to IDDS Registration Statement on Form S-1 (No. 333-76190)(the "IDDS Form S-1")].

10.3.1 License Agreement dated as of August 25, 2000 among West Pharmaceutical Services, Inc., West Pharmaceutical Services Drug Delivery & Clinical Research Centre Ltd. and IDDS [incorporated by reference to Exhibit 10.4 to the IDDS Form S-1].

10.3.2*          Amendment to West Pharmaceutical Agreement, dated February
                 8, 2005.

10.4             License Agreement effective as of February 25, 1998 between Dr.
                 Stuart Weg and IDDS (as successor in interest to Pain Management, Inc.) [incorporated by reference to Exhibit 10.2 to the IDDS Form S-1].

10.5 Employment Agreement, dated as of Septembe 7, 2004, between IDDS and Daniel B. Carr [incorporated by reference to Exhibit
                 10.5 to the December 10 Form 8-K ].

10.6.1 Securities Purchase Agreement dated as of November 4, 2004 among the Purchasers therein and IDDS [incorporated by reference to Exhibit 10.6.1 to the 2005 Form SB-2].

10.6.2           Form of 10% Senior Secured Debenture, dated
                 November 4, 2004, in the aggregate principal amount of $1,000,000 issued by IDDS [incorporated by reference to Exhibit 10.6.2 to the 2005 Form SB-2].

16.1 Letter from Paritz & Company, P.A., dated December 13, 2004 [incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed for an event of December 13, 2004].

21*              Subsidiaries

24*              Power of Attorney (on signature page).

31.1* Rule 13a-15(a)/15d-15(a) Certification of Fred H. Mermelstein, President and Chief Executive Officer

31.2* Rule 13a-15(a)/15d-15(a) Certification of Douglas A. Hamilton, Chief Operating Officer and Chief Financial Officer.

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-----------
*   Filed herewith

(b)      Reports on Form 8-K:

         Form 8-K/A-1 dated December 13, 2004 to report on Item 4.01 the change in accountants.

         Form 8-K dated December 10, 2004 to report on Items 1.01, 2.01, 5.01 and 5.02 the IDDS merger transaction.

         Form 8-K dated December 7, 2004 to report on Item 2.01 the completion of the IDDS merger and the issuance of a press release.

         Form 8-K dated December 1, 2004 to report on Item 8.01 the entry into a non-binding term for the IDDS merger and the issuance of a press release.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         For each of the two fiscal years ended December 31, 2004, the fees to our independent registered public accounting firm for services they rendered to us were as set forth below. A portion of the audit fees for 2004 and 2003 were paid in 2005 and 2004, respectively.

                                                         2004          2003
                                                         ----          ----
                  Audit fees                           $ 72,000     $ 44,700
                  Quarterly reviews                      28,000          --
                  Audit-related fees in                  65,000          --
                  connection with merger between
                  the Company and IDDS

         In December 2004, we established an Audit Committee. Prior to that date, Intrac was inactive and IDDS was a private company.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2005.

                                       INTRAC, INC.


                                       By:/s/ Fred H. Mermelstein
                                          -------------------------------------
                                          Fred H. Mermelstein
                                          President and Chief Executive Officer


                                POWER OF ATTORNEY
                                -----------------

         Each director and/or officer of the registrant whose signature appears below hereby appoints Fred H. Mermelstein, Ph.D. or Douglas A. Hamilton as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission, any and all amendments, to this Annual Report of Form 10-KSB.

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                       DATE
---------                                   -----                       ----

/s/ Douglas G. Watson           Chairman of the Board and         March 28, 2005
--------------------------      Director
Douglas G. Watson

/s/ Fred H. Mermelstein         Director                          March 28, 2005
--------------------------
Fred H. Mermelstein

/s/ Douglas A. Hamilton         Chief Operating Officer and       March 28, 2005
--------------------------      Chief Financial Officer
Douglas A. Hamilton             (Principal Financial and
                                Accounting Officer)

/s/ Daniel B. Carr              Director                          March 28, 2005
--------------------------
Daniel B. Carr

/s/ Jackie M. Clegg             Director                          March 28, 2005
--------------------------
Jackie M. Clegg

/s/ Peter M. Kash               Director                          March 28, 2005
--------------------------
Peter M. Kash