Form 10QSB
period 2005-03-31
INTRAC INC
filed 2005-05-13
CIK 50710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended March 31, 2005

              ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT


                         Commission File Number: 0-31114
                                                 -------


                                  INTRAC, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)


                Nevada                                      88-04717589
    -------------------------------                         -----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

              130 West 42nd Street - 12th Floor, New York, NY 10036
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (212) 554-4550
                                               --------------

                                       N/A
            --------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X   No
                    ---     ---

     State the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

             Class                                 Outstanding at April 30, 2005
Common Stock, par value $0.001                           25,796,171 shares

                           INTRAC, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet as of March 31, 2005            3

          Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2005 and 2004                 4

          Condensed Consolidated Statement of Stockholders'
            Equity (Deficit) for the period ended March 31, 2005               5
          Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 2005 and 2004                 6

          Notes to Condensed Consolidated Financial Statements                 7


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION and RESULTS OF OPERATIONS                                 15

  ITEM 3. CONTROLS AND PROCEDURES                                             21


PART II - OTHER INFORMATION

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
            USE OF PROCEEDS.                                                  22

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                    23

CERTIFICATIONS                                                                24

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                     MARCH 31,
                                                                       2005
ASSETS
Current assets:
     Cash                                                        $    11,329,024
     Grant receivable                                                    367,999
     Prepaid expenses and other current assets                           141,780
                                                                 ----------------
          TOTAL CURRENT ASSETS                                        11,838,803

Fixed assets, at cost, net of accumulated depreciation                   137,767
Other assets                                                              72,388
                                                                 ----------------
          TOTAL ASSETS                                           $    12,048,958
                                                                 ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                       $       821,748
     Deferred lease liability                                             15,931
     Due to Licensor                                                     500,000
                                                                 ----------------
          TOTAL CURRENT LIABILITIES                                    1,337,679
                                                                 ----------------

Commitments and contingencies


STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value; 500,000,000 shares authorized
as of March 31, 2005, 25,626,436 shares issued and outstanding            25,626
Additional paid-in capital                                            64,306,911
Unearned compensation                                                   (803,127)
Deficit accumulated during the development stage                     (52,818,131)
                                                                 ----------------
                  TOTAL STOCKHOLDERS' EQUITY                          10,711,279
                                                                 ----------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    12,048,958
                                                                 ---------------


    The accompanying notes are an integral part of the financial statements.

                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 CUMULATIVE FROM
                                                                                      FEBRUARY 23, 1998
                                                     THREE MONTHS ENDED                 (INCEPTION) TO
                                                         MARCH 31,                      MARCH 31, 2005
                                             -------------------------------------------------------------
                                                   2004                 2005

Revenues:
     Government grants and contracts            $   444,572         $    367,999        $    3,782,899
                                                ------------        -------------       ---------------
Operating expenses:
     Research and development                       762,817            1,126,974            40,277,770
     General and administrative (1)                 428,895            1,020,683            15,920,574
      Depreciation and amortization                   5,776               10,172                83,456
                                                ------------        -------------       ---------------
          TOTAL OPERATING EXPENSES                1,197,488            2,157,829            56,281,800
                                                ------------        -------------       ---------------
Operating loss                                     (752,916)          (1,789,830)          (52,498,901)
                                                ------------        -------------       ---------------
Other income (expense):
     Interest expense                                     -                    -              (943,847)
     Interest income                                  4,259                    -               620,390
     Other income                                         -                    -                 4,227
                                                ------------        -------------       ---------------
                                                      4,259                    -              (319,230)
                                                ------------        -------------       ---------------

          NET LOSS                                 (748,657)          (1,789,830)          (52,818,131)

Deemed dividend related to
     beneficial conversion feature of
     Series B redeemable convertible
     preferred stock                                      -                    -            (3,559,305)
                                                ------------        -------------       ---------------
Net loss attributable to
     common stockholders                        $  (748,657)        $ (1,789,830)       $  (56,377,436)
                                                ------------        -------------       ---------------
Net loss per share attributable to
     common stockholders
     Basic and diluted                               ($0.08)              ($0.07)
                                                ------------        -------------
     Weighted average shares                      9,919,030           25,399,392
                                                ------------        -------------


     (1) Cumulative from February 23, 1998 (inception) to March 31, 2005 includes $1,075,182 paid to a related party.


    The accompanying notes are an integral part of the financial statements.

                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       FOR THE PERIOD ENDED MARCH 31, 2005
                                   (Unaudited)


                                                                                                      DEFICIT
                                                                                                     ACCUMULATED
                                                      COMMON STOCK       ADDITIONAL                  DURING THE         TOTAL
                                                 ----------------------    PAID-IN      UNEARNED     DEVELOPMENT    STOCKHOLDERS'
                                                   SHARES     AMOUNT       CAPITAL    COMPENSATION      STAGE       EQUITY (DEFICIT)
                                                 -----------------------------------------------------------------------------------
          BALANCE AT DECEMBER 31, 2004            25,626,436  $ 25,626  $ 64,294,992   $ (950,349)   $ (51,028,301)    $ 12,341,968

Amortization of unearned compensation                      -         -             -       96,301                -           96,301
Cancellation of compensatory stock options to
  employees                                                -         -       (50,921)      50,921                -                -
Issuance of 35,184 warrants to consultants (see
Note 3)                                                    -         -        62,840            -                -           62,840
Net loss                                                   -         -             -            -       (1,789,830)      (1,789,830)
                                                 -----------------------------------------------------------------------------------
          BALANCE AT MARCH 31, 2005               25,626,436  $ 25,626  $ 64,306,911   $ (803,127)   $ (52,818,131)    $ 10,711,279
                                                 -----------------------------------------------------------------------------------


    The accompanying notes are an integral part of the financial statements.

                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              THREE MONTHS ENDED               CUMULATIVE FROM
                                                                  MARCH 31,                   FEBRUARY 23, 1998
                                                     ---------------------------------           (INCEPTION)
                                                           2004               2005            TO MARCH 31, 2005
                                                     --------------    ---------------     -----------------------
Cash flows from operating activities:
  Net Loss                                           $   (748,657)     $   (1,789,830)            $ (52,818,131)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                          5,776              10,172                    83,456
      Amortization of deferred financing costs                  -                   -                   252,317
      Amortization of original issue discount                   -                   -                   101,564
      Non-cash expense of issuance of Common Stock
        in connection with acquisition of a license             -                   -                18,600,000
      Non-cash expense recognized with issuance of
        Preferred Stock for license milestone                   -                   -                   100,000
      Amortization of discount on debenture                     -                   -                   314,795
      Stock options and warrants issued in
        consideration for services rendered                15,000             159,141                 2,788,830
      Non-cash expense contributed by affiliate                 -                   -                 1,075,182
      Changes in assets and liabilities:
        (Increase) decrease in grant receivable          (444,572)           (252,825)                 (367,999)
        (Increase) decrease in prepaid expenses
          Other current assets and other
            assets                                        (12,500)            (94,432)                 (194,373)
        (Decrease) increase in accounts payable,
          Accrued expenses and due to affiliates           40,349          (1,482,545)                  813,927
        Increase in deferred lease liability                9,247              (1,170)                   15,931
        Increase in due to Licensor                             -                   -                   500,000
      NET CASH USED IN OPERATING ACTIVITIES            (1,135,357)         (3,451,489)              (28,734,501)
Cash flows from investing activities:
  Capital expenditures                                    (73,806)             (2,467)                 (213,402)
      NET CASH USED IN INVESTING ACTIVITIES               (73,806)             (2,467)                 (213,402)
Cash flows from financing activities:
  Proceeds from exercise of warrants                            -                   -                       764
  Proceeds from sale of Common Stock                            -                   -                18,096,290
  Proceeds from sale of Preferred Stock                         -                   -                25,451,201
  Expenses associated with sale of Common Stock                 -                   -                (1,853,224)
  Expenses associated with sale of Preferred Stock              -                   -                (1,764,385)
  Proceeds from notes payable                                   -                   -                 2,015,000
  Proceeds from issuance of debenture                           -                   -                 1,000,000
  Repayment of debenture                                        -                   -                (1,000,000)
  Expenses associated with notes payable                        -                   -                  (153,719)
  Repayment of  notes payable                                   -                   -                (1,515,000)
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 -                   -                40,276,927
      NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                               (1,209,163)         (3,453,956)               11,329,024
Cash and cash equivalents at beginning of period        3,150,681          14,782,980                         -
Cash and cash equivalents at end of period           $  1,941,518      $   11,329,024             $  11,329,024
Supplemental disclosures:
      Cash paid for interest                         $          -      $            -             $     271,633
Supplemental disclosure of non-cash investing and
  financing activities:
      Property and equipment in accounts
        payable and accrued expenses                 $          -              $7,821             $       7,821
      Original issue discount on note payable                   -                   -                   101,564
      Options and warrants issued for
        services and financings                            76,381             159,141                 1,381,715
      Conversion of Merger Note and accrued
        interest to Series C stock                              -                   -                   519,795
      Recapitalization in connection with
        Merger with Intrac                                      -                   -                     1,153


    The accompanying notes are an integral part of the financial statements.

                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS

     Intrac, Inc. and its wholly owned subsidiary Innovative Drug Delivery Systems, Inc. (the "Company" or "IDDS") is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. The Company was incorporated in the State of Delaware and conducts operations in a single segment in the United States of America.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PREPARATION
     The condensed financial statements as of March 31, 2005 and for the three month periods ended March 30, 2005 and 2004 and the cumulative period from February 23, 1998 (inception) to March 31, 2005 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position, operating results, statements of shareholders' equity (deficit) and cash flows for the periods. Operating results for any interim period are not necessarily indicative of the results for the full year.

     The condensed financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, it is anticipated that the Company will not generate revenues from product sales in the twelve months following March 31, 2005. Management estimates the Company has sufficient resources to fund its planned operations through March 2006. In addition, Management has the ability to reduce discretionary spending to preserve cash. The Company may seek to raise additional funds through the private and/or public sale of its equity securities. The Company may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to the Company. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the Company's ability to obtain adequate long-term financing, the success of its research and development program and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The Company has a stock-based incentive plan, which is described in Note 7. The following table illustrates the effect on the Company's net loss and net loss per share had compensation costs for the incentive plan been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123" ("FAS 148"). Since option grants awarded during 2004, 2003, and 2002, vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                                                   THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------
                                                                      2004                 2005

     Net loss as reported                                      $     (748,657)      $  (1,789,830)
     Add:  Stock-based employee compensation included
          in net loss under APB No. 25                                 15,000              96,301
     Deduct:  Total stock-based employee compensation
          expense determined under fair value base method
          for all awards                                             (293,719)           (299,353)
                                                               ----------------     --------------
     Pro forma net loss                                        $   (1,027,376)        $(1,992,882)
                                                               ----------------     --------------
     Pro forma net loss per share (basic and diluted)                  ($0.10)             ($0.08)
                                                               ----------------     --------------


     For the purposes of the above pro forma calculations, the fair value of each option granted was estimated on the date of grant using the Black Scholes option pricing model. The weighted-average fair value of all options granted during the three months ended March 31, 2004 and 2005 was

     $2.17, and $1.82, respectively. The following table summarizes the assumptions used in computing the fair value of option grants.

                               THREE MONTHS ENDED MARCH 31,
                               ----------------------------
                                2004             2005

     Expected volatility         80%              80%
     Expected life                5                5
     Dividend yield               0%               0%
     Risk free interest rate    4.5%             4.6%


     Other disclosures required by FAS No. 123 have been included in Note 6.

     The fair value of options and warrants granted to non-employees for financing, goods or services are included in the financial statements and expensed over the life of the debt, as the goods are utilized or the services performed, respectively. Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined using the Black Scholes option pricing model with the assumptions noted above. Such fair value was determined at each balance sheet date through the vesting period, in accordance with Emerging Issues Task Force No. 96-18 Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services ("EITF 96-18")

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), Share-Based Payment. SFAS No. 123R revises SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. The provisions of SFAS No. 123R require a public entity to expense, in the operating statement, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, for annual reporting periods that begin after June 15, 2005. SFAS No. 123R allows companies to choose from several transition methods for recognizing the cost of share-based awards granted to employees prior to adoption of the Standard. The Company is in the process of analyzing the appropriate transition method to adopt and expects the adoption of SFAS No. 123R to have a material impact on its financial statements by increasing operating expenses, net loss attributable to common stockholders and net loss per share attributable to common stockholders

3.   STOCKHOLDERS' EQUITY

     During the quarter ended March 31, 2005, a consultant (the "Consultant") received 10,184 warrants to purchase shares of Common Stock at an exercise price of approximately $2.49 per share. The warrants expire in March, 2010. Additionally, a consulting company (the "Consultants") received 25,000 warrants to purchase shares of Common Stock at an exercise price of approximately $3.00 per share. Upon six months of satisfactory service from the Consultants' the Company will grant an additional 25,000 warrants at an exercise price of $3.00, at the end of the next two subsequent six month periods the Company will grant 25,000 warrants at an exercise price of $3.50. The warrants in the aggregate will be limited to a maximum of 100,000 shares and are exercisable for five years from the granting date. The fair value of the Consultant and the Consultants warrants at issuance was $18,840 and $44,000, as estimated by the Company's management using the valuation method as described in Note 2.

4.   NET LOSS PER SHARE

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

     The calculation of net loss per share, basic and diluted, is as follows:

                                                                             WEIGHTED
                                                                              AVERAGE
                                                                              COMMON
                                                      NET LOSS                SHARES              PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)           AMOUNT

     The three months ended March 31, 2004
          Basic and diluted                          $   (748,657)              9,919,030          ($0.08)
                                                   ----------------       ----------------       ------------
     The three months ended March 31, 2005
          Basic and diluted                          $ (1,789,830)             25,399,392          ($0.07)
                                                   ----------------       ----------------       ------------


     Common stock equivalents and shares issuable upon conversion of redeemable convertible preferred stock which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

                                                       FOR THE QUARTERS ENDED MARCH 31,
                                                     2004                              2005
                                          ----------------------------    -------------------------------
                                                           WEIGHTED                           WEIGHTED
                                            WEIGHTED        AVERAGE         WEIGHTED          AVERAGE
                                            AVERAGE        EXERCISE          AVERAGE          EXERCISE
                                             NUMBER          PRICE           NUMBER            PRICE
                                          -------------   ------------    --------------    -------------
     Options                                 3,282,423          $3.82         4,333,258         $2.89
     Warrants                                  674,326           2.62         1,825,145          2.79
     Convertible Preferred Stock             8,187,259                                -
                                          -------------                   --------------
                     Total                  12,144,008                        6,158,403
                                          -------------                   --------------



5.   COMMITMENTS AND CONTINGENCIES

     1.   OPERATING LEASE

          On September 22, 2003, the Company entered into a lease for office space with a term from December 1, 2003 through November 30, 2006. Minimum rent for the lease is initially $125,000 per annum with a 3% rent escalation every 12 months thereafter, payable in equal monthly instalments, except that no rent payment was due for the first 60 days of the lease term (the "Free Rent Period"). In addition, upon execution of the lease, the Company paid a security deposit of $31,250. The Company is also required to pay additional rent, as defined. The Company recognizes rental expense for leases with rental holidays on the straight-line basis over the life of the lease. For the three months ended March 31, 2004 and 2005, the Company recognized rent expense of $30,080 and $42,524, respectively. Deferred lease liability as of March 31, 2005 consisted of $15,931, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.

          On May 1, 2005, the Company entered into a lease for office space with a term from May 1, 2005 through May 1, 2008. Minimum rent for the lease is payable in equal monthly instalments of $6,810.

     2.   RESEARCH COLLABORATION, LICENSING AND CONSULTING AGREEMENTS
     (i) As part of the formation of the Company, in September 2000, the Company assumed a license agreement between the Predecessor Company and Stuart Weg, M.D. The license granted the Company exclusive worldwide rights, including the right to grant sublicenses, for the intellectual property surrounding transnasal ketamine. In connection therewith, the Company made an upfront payment to Dr. Weg, Herbert Brotspies, and Calgar & Associates (collectively the "Founders") and issued the Founders shares of Common Stock, of which a portion is held in escrow and will be released to the Founders, if at all, upon the successful completion of the Phase III trial. The issuance of the shares from escrow is not contingent on the Founders' performance. The Company also reimbursed the Founders for patent and other costs. The Company will pay semi-annual royalty payments to the Founders based on a percentage of net sales of transnasal ketamine by the Company or its sublicensees. In addition, the Company shall pay the Founders a defined percentage of all sublicensing fees or other lump sum payments. Under the terms of the license agreement, the Company is also obligated to make aggregate future payments upon the earlier of certain defined dates or satisfaction of certain clinical and regulatory milestones, which includes the filing of a New Drug Application ("NDA") with the Food & Drug Administration ("FDA"), the approval of an NDA by the FDA and the first commercial sale of a licensed product. A defined percentage of such milestone payments shall be creditable against royalties earned; provided, however, that in no event shall royalties earned be reduced by more than a certain percentage in any applicable semi-annual period. The Company may satisfy a portion of the milestone payments through the issuance of shares of Common Stock of the Company; provided that the Company is publicly traded at the time such milestone payment accrues. In April 2003 the license agreement was amended (Amendment No. 1) to allow for the payment of the August 2003 milestone to be paid in cash and Series C stock. The Founders agreed to accept 65,360 shares of Series C Stock, valued at $0.1 million plus $0.15 million in cash as payment in full for the milestone. In November 2004, the license agreement was amended (Amendment No. 2) with Dr. Stuart Weg to defer payment of the $500,000 milestone from August 25, 2004, to a date on or before December 31, 2004. The Company is required to pay interest, at a rate of 4.75% per annum, on the amount of the milestone payment for the period from August 25, 2004 to the amended payment date. On December 21, 2004 the Company paid the milestone payment plus accrued interest totaling $507,964. On December 31, 2004 the Company accrued the final milestone payment of $500,000. Under the terms of the license agreement the Company can elect to pay this milestone in cash or equity, the latter to be priced at the average closing price of the Common Stock for the ten (10) consecutive trading days immediately proceeding the date at which the payment is due.

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

     (v) On February 8, 2005, the Company consented to the assignment of the license agreements with West to Archimedes Pharma Limited ("Archimedes") in connection with the sale of West's Drug Delivery business to Archimedes. Under the terms of the assignment, Archimedes has agreed to assume all of West's obligations and liabilities under the assigned agreements that by their respective terms are required to be paid, performed or discharged.

     (vi) On December 14, 2001 (the "Effective Date"), the Company entered into an agreement (the "Shimoda Agreement") with Shimoda Biotech (Proprietary) Ltd. and certain affiliated entities ("Shimoda"), for an exclusive worldwide license to commercialize formulations of pharmaceutical products containing diclofenac. The Company will pay:
          (i) a license fee to Shimoda and reimbursement for expenses, if certain defined events occur; (ii) two percent of the net proceeds, as defined, of the Company's initial public offering ("IPO") to Shimoda, but not less than $1 million or in excess of $2 million; (iii) aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones which includes submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product; and (iv) royalty payments to Shimoda based upon the sales of products by the Company or its sublicensees, if any, as defined. Upon achievement of a milestone, Shimoda has the option to receive payment in cash or shares of common stock. In the event Shimoda elects to receive common stock, the number of shares to be issued is based on a formula whereby the defined milestone payment is divided by the per share price of the Company's common stock in an initial public offering as defined. Should common stock be issued in satisfaction of milestones, the Company will record a non-cash charge based on the fair value of the consideration paid at the date the milestone is achieved. Such charge could be material and could result in a material dilution to per share amounts. The Shimoda Agreement may be terminated
          (i) by either party due to breach by the other party that is not cured within 60 days of written notice; (ii) by Shimoda in the event of default by the Company for non-payment of amounts due that is not cured with 60 days of written notice; or (iii) by the Company at any time by giving 90 days written notice to Shimoda.

6.   STOCK INCENTIVE PLAN

     As of March 31, 2005, under the 2004 Plan, options for the purchase of an aggregate of 2,986,654 shares of Common Stock have been granted and outstanding. The number of options remaining to be granted was 2,013,346. In addition, as of March 31, 2005 the Company had outstanding 1,185,299 options which were granted outside of the Plan.

     In the three months ended March 31, 2005, the Company granted to five employees a total of 325,000 stock options with a range of exercise price from $2.70 to $2.80 per share, each vesting over three years. The deemed per share fair value of the Company's Common Stock at the time of the stock option grant was $2.70 to $2.80, based upon the quoted market price on the date of the grant. Accordingly, no unearned compensation was recorded. As of the three months ended March 31, 2005 a total of 50,921 options were canceled, the weighted average price was $1.96. For the three months ended March 31, 2004 and 2005 the total amortized compensation expense associated with the options granted totaled $15,000 and $96,301, respectively.

7.   SUBSEQUENT EVENT

     During the year end ended December 31, 2004 the Company accrued $500,000 for the final milestone payment to Dr. Weg, Herbert Brotspies and Calgar & Associates. Subsequently, on April 7, 2005, the Company, entered into an agreement to provide 169,735 shares of Common Stock as settlement of this final milestone payment, under the License Agreement, dated February 25, 1998. The fair value of the shares issued was $500,000, as determined by the equity price of $2.95 on the date of grant.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes as of December 31 2004 and March 31, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

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

     We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $56.4 million through March 31, 2005. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. Research and development activities include costs associated with nonclinical and clinical trials, process development and improvement, clinical and commercial scale manufacturing. General and administrative related costs include salary, temporary and consulting expense in addition to non-cash stock based compensation associated with stock option grants issued to employees and non-employees.

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

     Since our inception, we have incurred approximately $40.3 million of research and development costs. The major research projects undertaken by us include the development of Dyloject(TM), Rylomine(TM) and PMI-100/150. Total research and development costs incurred to date for each of these products was approximately $3.9 million, $8.4 million and $7.8 million, respectively. In addition, there was approximately $1.6 million of research and development costs incurred since inception which do not relate to our major research projects and we incurred a charge of approximately $18.6 million related to our merger with Pain Management, Inc. and the acquisition of a licensing agreement.

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

     Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we will not generate revenues from product sales during the year ending December 31, 2005. Management estimates that we have sufficient cash resources to fund our planned operations through March 2006 and have the ability if necessary to reduce discretionary spending to preserve cash resources. We will seek to raise additional funds through the sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that the sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.

RESULTS OF OPERATIONS

     REVENUES. With the exception of revenues derived from government grants and contracts, we have generated no operating revenues since our inception and do not expect operating revenues for the foreseeable future. In October 2000, the Company had received a grant of $1.2 million from the U.S. Department of Defense ("DOD"). In May 2003, the DOD extended funding of the development of PMI-100/150 by awarding the Company a $4.3 million contract. The DOD contract was the sole source of contract and grant revenue. The DOD reimburses the Company for certain research and development costs related to the PMI-100/150 development program. The DOD contract is billed monthly as costs are incurred.

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

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     REVENUES. Contract revenue decreased from approximately $445,000 for the quarter ended March 31, 2004 to approximately $368,000 for the quarter ended March 31, 2005. The decrease is attributable to reduced external clinical trial expenditures billable to the DOD contract.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased from approximately $763,000 for the quarter ended March 31, 2004 to $1.1 million for the quarter ended March 31, 2005. The increase in research and development expense resulted from the advancement of each of our three late stage product candidate development programs.

     Dyloject(TM) clinical development costs increased as the development program advanced to the pivotal phase in Europe. In the first quarter of 2005, we had approximately $13,000 in higher clinical development costs associated with the ongoing pivotal European registration trial and approximately $48,000 in higher European regulatory consulting costs.

     Rylomine(TM) clinical development costs increased by approximately $203,000 associated with the advancement of the product development program in the US and Europe. Also in the first quarter of 2005, we completed process development, scale-up, and manufacturing of three Rylomine(TM) production lots, these costs totaled approximately $21,000.

     PMI-100/150 clinical development costs increased by approximately $90,000, associated with the implementation of feedback received from the FDA at the end-of-phase II meeting held in the second quarter of 2004.

     We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates pass from mid stage clinical trials to late stage clinical trials and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from approximately $429,000 for the quarter ended March 31, 2004 to approximately $1 million for the quarter ended March 31, 2005.

     Salary and related benefit expenses increased by approximately $228,000 due to the increase of executive and managerial level personnel. One time relocation expenses associated with both administrative and development personnel totaled approximately $43,000. Non-cash compensation increased approximately $144,000, from amortization of deferred stock option expense. Due to activities associated with being a public company, we encountered higher legal, accounting, travel and insurance expenses, approximately $86,000, $45,000, $25,000, and $25,000, respectively. Excluding extraordinary items and non-cash charges, approximately $616,000 in general and administrative charges were incurred for the three months ended March 31, 2005.

     We expect reoccurring general and administrative expenses to increase further primarily as a result of hiring additional personnel and the opening of our Cambridge, Massachusetts office space.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and contract revenue primarily from the U.S. Department of Defense. We intend to continue to use the proceeds from these sources to fund research and development activities, capital expenditures, working capital requirements and other general purposes. As of March 31, 2005, we had cash and cash equivalents of approximately $11.3 million.

     In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of Common Stock at $2.95 per share in a private placement. Management believes the Company has sufficient resources to fund our operations for at least the twelve months beyond March 31, 2005. We will need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

     As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $56.4 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses.

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

     o    Develop expanded internal infrastructure; and

     o    Hire additional personnel.

     For the quarter ending March 31, 2005, net cash used in operating activities was approximately $3.4 million. The fluctuation in net cash used are due to primarily the decrease in our outstanding payables of approximately $1.5 million consisting of $1.2 million in payments for operating expenses and approximately $323,000 in payments to former executive management We also had a decrease in our receivable from the DOD of approximately $253,000.

     From inception through March 31, 2005, net cash used in investing activities was approximately $213,000, primarily due to the acquisition of manufacturing equipment, furniture and fixtures and office equipment. Net cash used in investment activities was approximately $2,000 for the quarter ended March 31, 2005 as compared to approximately $74,000 for the quarter ended March 31, 2004. Fluctuations in net cash used in/provided by investing activities since inception are due primarily to changes in restricted cash balances and capital expenditures. From inception to March 31, 2005, capital expenditures have not been material resulting from our use of contract manufacturing facilities. We expect that cash used for investing activities will increase in 2005, associated primarily with investment in commercial scale manufacturing and filling equipment required for the advancement of our product candidates to late stage development and commercial production.

     From inception through March 31, 2005, net cash provided by financing activities was approximately $40.3 million. There was no change in cash used for financing activities for the quarters ended March 31, 2005 and 2004, respectively. Our financing activities raised net cash of approximately $16.2 million from the private placement of our common stock in 2004 and $3.8 million from private placement of Series C Preferred Stock in 2003. In 2002, $0.5 million in proceeds from a note payable were received. In 2001, $0.8 million of offering costs related to our Form S-1 registration statement were capitalized as prepaid offering costs which were recognized as expense in 2002 when the registration statement was withdrawn.

INCOME TAXES

     As of March 31, 2005, we had approximately $24.2 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2018 and 2024. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), Share-Based Payment. SFAS No. 123R revises SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. The provisions of SFAS No. 123R require a public entity to expense, in the operating statement, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, for annual reporting periods that begin after June 15, 2005. SFAS No. 123R allows companies to choose from several transition methods for recognizing the cost of share-based awards granted to employees prior to adoption of the Standard. The Company is in the process of analyzing the appropriate transition method to adopt and expects the adoption of SFAS No. 123R to have a material impact on its financial statements by increasing operating expenses, net loss attributable to common stockholders and net loss per share attributable to common stockholders

FORWARD-LOOKING STATEMENTS

     We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors matters discussed elsewhere herein, the following are important factors that, in our view, could cause the actual results to differ materially from those discussed in the forward looking statements: regulatory responses to our product candidates, changes in our technology and that of our competitors, industry trends and ability to fulfill our capital needs. We are also subject to numerous other risks referenced in the section "Risk Factors" in Amendment No. 2 to our Form SB-2 (File No. 333-122177), dated April 15, 2005. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3.   CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of March 31, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART II:  OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In March 2005, the Company granted to an entity as a termination fee warrants to purchase 10,184 shares of Common Stock at an exercise price of approximately $2.49 per share, exercisable for five years.

     In March 2005, the Company granted to a second entity as part of an engagement fee warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $3.00 per share, exercisable for five years. Upon six months of satisfactory service from the Consultants the Company will grant an additional 25,000 warrants at an exercise price of $3.00, at the end of the next two subsequent six month periods the Company will grant 25,000 warrants at an exercise price of $3.50. The warrants in the aggregate will be limited to a maximum of 100,000 shares and are exercisable for five years from the granting date.

     The warrants were granted pursuant to exemption from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof as the holders represented that they were taking the warrants for investment and upon exercise there would be transfer restrictions on the underlying shares of Common Stock.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS
          31.1 Certification of President and Chief Executive Officer pursuant to Rule13a-14(a)/15d-14(a)
          31.2 Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13(a)14(a)/15d-14(a)
          32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of Sabanes-Oxley Act of 2002
          32.2 Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     (B)  REPORTS ON FORM 8-K

          On January 7, 2005, we filed a Form 8-K/A-2 to file under Item 9.01(a) the financial statements of Innovative Drug Delivery Systems, Inc.("IDDS"). On December 10, 2004, we had filed a Form 8-K to report our merger with IDDS.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Intrac, Inc.
                                        ----------------------------------------
                                        (Registrant)


                                        /s/  Fred H. Mermelstein
Date: May 13, 2005                      ----------------------------------------
                                             Fred H. Mermelstein, Ph.D.
                                             President & Chief Executive Officer


                                        /s/  Douglas A. Hamilton
Date: May 13, 2005                      ----------------------------------------
                                             Douglas A. Hamilton
                                             Chief Operating Officer and
                                             Chief Financial Officer