Form 10KSB/A
period 2004-12-31
INTRAC INC
filed 2005-07-22
CIK 50710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

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

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

     This Form 10-KSB/A-1 amends Items 1 and 6 of the Form 10-KSB filed by Intrac, Inc. on March 30, 2005. Reference is made to the initial filing with respect to the other items and the Exhibits to the Form 10-KSB. The information herein should be read together with the initial filing, which is available for review on the SEC's internet website at http://www.sec.gov.


                                      INDEX

                                                                        Page No.
                                                                        --------

Facing Page                                                                 1
Table of Contents                                                           2

PART I
Item 1.  Description of Business                                            3

PART II
Item 6.  Management's Discussion and Analysis or Plan of Operation         21


SIGNATURES                                                                 30

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


     All three of the product candidates are in mid-to-late stage clinical trials as shown below:

------------------------------------------------------------------------------------------
PRODUCT CANDIDATE           INDICATION                                   DEVELOPMENT STAGE
------------------------------------------------------------------------------------------
Dyloject(TM)                U.S.       Post-operative pain               Phase II
(injectable diclofenac)     Europe     Post-operative pain,              Phase II/III
                                       anti-inflammatory
------------------------------------------------------------------------------------------
Rylomine(TM)                U.S.       Acute moderate-to-severe pain     Phase II
(intranasal morphine)       Europe     Acute moderate-to-severe pain,    Phase II
                                       breakthrough pain
------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------
PMI-150                     U.S.       Acute moderate-to-severe pain,    Phase II
(intranasal ketamine)                  breakthrough pain
                            Europe     Acute moderate-to-severe pain,    Phase II
                                       breakthrough pain
------------------------------------------------------------------------------------------

     Fulfillment of both European and U.S. Food & Drug Administration's ("FDA") regulatory requirements typically takes several years, depending upon the type, complexity and novelty of the product candidate, and requires substantial resources towards product filing and approval. IDDS has successfully completed bioequivalency studies and has initiated the pivotal clinical program of Dyloject(TM) for the European markets and if successful, expects to file a marketing authorization application ("MAA"). In the U.S., IDDS expects to file an End of Phase II package with the FDA for Dyloject(TM) and Rylomine(TM) in 2005. Lastly, we expect to complete the PMI-100/150 Phase II clinical trials in the U.S. in 2005.

     Our plan of operations for the next 12 months involves conducting the necessary research and development to advance of each of our three late stage product candidates through the drug development cycle. The development program is designed to support global product registration, although special emphasis is placed upon U.S. and European filings for drug approval and product registration. Over the coming year, development activity will focus on generating the necessary non-clinical and clinical data, and documenting the manufacturing requirements needed to support the submission package in request of the FDA End-of-Phase II meeting. An End-of-Phase II meeting is required in order to progress into Phase III trials and ultimately product registration. The FDA typically schedules the End-of-Phase II meeting within six weeks of the meeting request, if accepted. If not accepted, the FDA informs the corporation of insufficiencies necessary to rectify in order to reschedule. The design, timing and cost of the Phase III development program will be largely determined by the clinical safety and efficacy data and feedback from the FDA at the End-of-Phase II meeting.

     Our lead product candidate in Europe is Dyloject(TM) which is in late stage clinical trials and our development activities will be focused primarily on supporting MAA submission for approval to sell this product. Rylomine(TM) and PMI-150 are in Phase II clinical trials. In July 2004, we initiated, a randomized, double-blind, placebo- and comparator-controlled Phase II/III pivotal clinical trail comparing the safety, efficacy and therapeutic equivalency of Dyloject(TM) to Voltarol(R). Over the coming year, we will focus on the completing the pivotal Phase II/III Dyloject(TM) trial and if the data is positive, filing that submission to European regulatory agencies for review and approval. This review and approval process typically takes 12-18 months to several years for approval, rejection, or approval subject to completion of additional requirements imposed on the company by the regulatory agency at the time of review completion. If the pivotal clinical trial data is not positive, the submission will not be filed this year and the timing, extent and cost of further drug development will not be known until the clinical program is reevaluated.

     In September 2004, France was appointed as the Rapporteur country that will be responsible along with Germany for reviewing the Rylomine(TM) MAA filing. In January 2005, we initiated, a randomized, double-blind, placebo- and comparator-controlled Phase II clinical trail comparing the safety and efficacy of Rylomine(TM) to IV morphine. Over the coming year, we will focus on the completing this Phase II trial and other clinical studies in addition to seeking scientific advice from the French regulatory agency. The results of the clinical trials along with feedback from the French regulatory agency will determine the timing, extent and cost of the Rylomine(TM) product filing.


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

-- BREAKTHROUGH CANCER PAIN


     The prevalence of cancer pain is growing due to the continuous aging of the general population and further increases in cancer survival rates as a result of new therapies and treatments. Cancer pain represents the sum of continuous or baseline pain, for which round-the-clock regimens of long-acting analgesics are generally recommended, plus intermittent or breakthrough pain, for which the current standard of care is to administer as-needed, immediate-release oral opiods (http://www.ncbi.nlm.nih.gov/books/bv.fcgi?rid=hstat6.chapter.18803).
Breakthrough cancer pain is characterized by episodes of acute, moderate-to-severe pain that suddenly flare up and overcome a standing, by-the-clock pain management regimen. (http://www.whocancerpain.wisc.edu/eng/17_4/Interview). This type of pain is particularly difficult to treat due to its severity, rapid onset, and the often unpredictable nature of its occurrence. On average, patients suffering from breakthrough cancer pain experience one to five breakthrough episodes per day. Based upon careful estimates of the prevalence of cancer breakthrough pain conducted both within the US. and internationally (http://www.whocancerpain.wisc.edu/eng/17_4/Research), we estimate that about two-thirds of the approximately 785,000 patients in the U.S. suffering from moderate-to-severe cancer pain require treatment for breakthrough pain. We believe that, based upon the properties that our product candidates have displayed in our clinical trials to date, one or more of our product candidates might provide a faster-acting and more effective alternative treatment for breakthrough cancer pain.


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

-- BREAKTHROUGH BACK PAIN

     Lower back pain is the most common medical complaint in developed countries. Thus, the patient population is extremely large, and while a host of physiotherapy, nerve block, and surgical approaches are available, analgesics are the mainstay of most therapeutic treatment program. According to the National Institutes of Health, Americans spend $50 million each year on lower back pain (www.ninds.nih.gov/disorcers/backpain/detail_backpain), the most common cause of job-related disability and a leading contributor to missed work. The most severe episodes require the use of opioids. We believe that one or more of our product candidates might effectively treat the subset of patients suffering from breakthrough episodes of lower back pain whose cases are severe enough to be activity-limiting.

-- ORTHOPEDIC INJURY

     Treatment of fractures can involve the realignment of bones, a procedure referred to as reduction. Although fractures and dislocations are generally due to minor injuries, the time leading up to and during reduction of a fracture or the correction of a dislocation is often associated with acute, moderate-to-severe pain. According to the National Center for Health Statistics' Annual Health Survey published in 2001, there were approximately 15 million emergency department visits due to fractures or dislocations in the U.S. annually in from 1992-1999 (www.cdc.gov/nchs/data/series/sr_13/sr13_150.pdf). We believe that emergency departments have an economic incentive to use any therapy that can speed patient discharge from the hospital and avoid expenses associated with administration of intravenous drugs. We also believe that one or more of our product candidates might satisfy the underserved medical need for agents that are fast-acting, safe, and easily titrated to treat moderate-to-severe pain associated with orthopedic injury in the emergency department setting.

-- BURN PAIN

     According to the American Burn Association, there are over one million burn injuries each year in the U.S. of which 700,000 present to emergency rooms and 45,000 require hospitalization
(www.ameriburn.org/pub/BurnIncidenceFactSheet.htm). Burn pain in the latter group is typically immediate and of moderate-to-severe intensity as a result of injuries sustained after thermal, chemical or electrical trauma to skin and deeper tissue, as well as the removal or reapplication of dressings applied to the initial burn. Burn pain is often more challenging to control than post-operative pain and is currently treated with potent intravenous opioids, oral opioids, and other oral analgesics. Pain associated with burn trauma continues to impair the lives of burn victims long after the initial injury and hospitalization. The published research on pain in this population is much less extensive than for post-operative or cancer pain, and we believe the burn pain patient population to be largely underserved. We believe that one or more of our product candidates might be effective for the management of pain following in-patient burn treatments, as well as for treating various forms of procedural pain, including wound care treatments and dressing reapplications.

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


     o RETAIN SALES AND MARKETING RIGHTS TO PRODUCT CANDIDATES THROUGH LATE STAGE DEVELOPMENT. We currently retain U.S. and worldwide marketing and distribution rights for our products. We may retain marketing rights for narrow distribution channels in the U.S. and license out broader distribution channels and non U.S. rights.


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


     In July 2004, IDDS initiated, a randomized, double-blind, placebo- and comparator-controlled Phase II/III pivotal clinical trail comparing the safety, efficacy and therapeutic equivalency of Dyloject(TM) to Voltarol(R).


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


     In January 2005, we initiated a randomized, double-blind, placebo-and comparator-controlled Phase II clinical trial comparing the safety and efficacy of Rylomine(TM) to IV morphine.


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


-- AGREEMENTS


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


     IDDS currently has certain exclusive license rights under the eight US patents listed below as well as similar rights to a number of related foreign patents and patent applications filed under Patent Cooperation Treaties. The US patents are:

          Patent Numbers     Product Candidate       Issue Date
          --------------     -----------------       ----------
             5,989,582           Ketamine          Nov. 23, 1999
             6,248,789           Ketamine          June 19, 2001
             5,543,434           Ketamine          Aug. 6. 1996
             5,679,714           Ketamine          Oct. 21, 1997
             5,744,166           Morphine          Apr. 28, 1998
             5,629,011           Morphine          May 13, 1997
             5,554,388           Morphine          Sept. 10, 1996
             5,679,660           Diclofenac        Oct. 21, 1996


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

MANUFACTURING


     We do not own any manufacturing facilities. IDDS contracts with qualified third parties who must comply with current good manufacturing practices and procedures reviewed by the FDA for the manufacture of bulk active pharmaceutical ingredients and finished product. IDDS has not entered into any commercial manufacturing agreements to date. Historically, IDDS has worked with several manufacturing vendors including and most recently DPT Lakewood, Inc. for the clinical supply of Rylomine(TM) and PMI-100/150, and with Precision Pharma for the clinical supply of Dyloject(TM). We were advised that the FDA has inspected and approved both DPT Lakewood, Inc. and Precision Pharma facilities and both were determined to be in compliance with good manufacturing practices.

     We believe that the raw materials needed for production of our product candidates are readily available from alternative supplies. However, as part of the regulatory approval process we must specify the manufacturing process and the particular raw materials to be used. Changes in the materials or the manufacturer could be subject to prior regulatory approval.


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


     Over the coming year, development activity will focus on generating the necessary non-clinical and clinical data, and documenting the manufacturing requirements needed to support the submission package in request of the FDA End-of-Phase II meeting. The End-of-Phase II meeting is required in order to progress into Phase III trials and ultimately product registration. FDA typically schedules the End-of-Phase II meeting within six weeks of the meeting request, if accepted. If not accepted, the FDA informs the company of insufficiencies necessary to rectify in order to reschedule. The design, timing and cost of the Phase III development program will be largely determined by the clinical safety and efficacy data and feedback from the FDA at the End-of-Phase II meeting.


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

                                     PART II
                                     -------


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


     We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $51.0 million through December 31, 2004, excluding approximately $3.6 million deemed dividend. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. Research and development activities include costs associated with nonclinical and clinical trials, process development and improvement, clinical and commercial scale manufacturing. General and administrative related costs include salary, temporary and consulting expense in addition to non-cash stock based compensation associated with stock option grants issued to employees and non-employees.

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of July 2005.

                                         INTRAC, INC.

                                         By: /s/ Fred H. Mermelstein
                                             -----------------------------
                                             Fred H. Mermelstein
                                             President

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

SIGNATURE                                         TITLE                        DATE
---------                                         -----                        ----

/s/ Douglas G. Watson*              Chairman of the Board and Director     July 22, 2005
-------------------------------
Douglas G. Watson


/s/ Fred H. Mermelstein             Director                               July 22, 2005
-------------------------------
Fred H. Mermelstein


/s/ Douglas A. Hamilton             Chief Operating Officer and Chief      July 22, 2005
-------------------------------     Financial Officer (Principal
Douglas A. Hamilton                 Financial and Accounting Officer)


/s/ Daniel B. Carr                  Director                               July 22, 2005
-------------------------------
Daniel B. Carr


/s/ Jackie M. Clegg*                Director                               July 22, 2005
-------------------------------
Jackie M. Clegg


/s/ Peter M. Kash*                  Director                               July 22, 2005
-------------------------------
Peter M. Kash


                                    Director                               ____ __, 2005
-------------------------------
William P. Peters


*By: /s/ Fred H. Mermelstein        Attorney-in-Fact                       July 22, 2005
     --------------------------
         Fred H. Mermelstein