Form 10QSB
period 2005-06-30
INTRAC INC
filed 2005-07-29
CIK 50710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

             ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT


                         Commission File Number: 0-31114
                                                 -------


                                  INTRAC, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                           88-04717589
 ------------------------------                          ------------------
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

                                       N/A
    -----------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                  --

     State the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date.

          Class                                   Outstanding at July 27, 2005
Common Stock, par value $0.001                         25,979,986 shares

                           INTRAC, INC. AND SUBSIDIARY

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet as of June 30, 2005         3

            Condensed Consolidated Statements of Operations for the
            three months and six months ended June 30, 2005 and 2004
            and the cumulative period                                        4

            Condensed Consolidated Statement of Stockholders' Equity
            (Deficit) for the period ended June 30, 2005                     5

            Condensed Consolidated Statements of Cash Flows for
            the six months ended June 30, 2005 and 2004 and the
            cumulative period                                                6

            Notes to Condensed Consolidated Financial Statements             7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             17

   ITEM 3.  CONTROLS AND PROCEDURES                                         24

PART II - OTHER INFORMATION

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
            USE OF PROCEEDS.                                                25

   ITEM 6.  EXHIBITS                                                        25

SIGNATURES                                                                  26

CERTIFICATIONS                                                              41

PART I- FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                             JUNE 30,
                                                                               2005
ASSETS
Current assets:
       Cash and cash equivalents                                             $8,934,697
       Interest receivable                                                       18,618
       Grant receivable                                                         642,724
       Prepaid expenses and other current assets                                104,413
                                                                        ----------------
                  TOTAL CURRENT ASSETS                                        9,700,452
Fixed assets, at cost, net of accumulated depreciation                          168,713
Other assets                                                                     67,043
                                                                        ----------------
                  TOTAL ASSETS                                               $9,936,208
                                                                        ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                 $1,420,979
       Deferred lease liability                                                  13,647
                                                                        ----------------
                  TOTAL CURRENT LIABILITIES                                   1,434,626
                                                                        ----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value; 500,000,000 shares authorized
as of June 30, 2005, 25,839,119 shares issued and outstanding                    25,839
Additional paid-in capital                                                   64,842,328
Unearned compensation                                                          (720,607)
Deficit accumulated during the development stage                            (55,645,978)
                                                                        ----------------
                  TOTAL STOCKHOLDERS' EQUITY                                  8,501,582
                                                                        ----------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $9,936,208
                                                                        ----------------

    The accompanying notes are an integral part of the financial statements.

                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                   CUMULATIVE FROM
                                                                                                                  FEBRUARY 23, 1998
                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED           (INCEPTION) TO
                                                      JUNE 30,                                JUNE 30,              JUNE 30, 2005
                                          ------------------------------------------------------------------------------------------
                                                     2004           2005              2004               2005
Revenues:
     Government grants and contracts            $   181,977       642,724        $     626,549      $   1,010,723      $  4,425,623
                                                ------------  -------------      --------------     --------------    --------------

Operating expenses:
     Research and development                       793,955      2,226,027           1,556,772          3,353,001        42,503,797
     General and administrative (1)                 463,394      1,278,869             892,289          2,299,552        17,199,443
     Depreciation and amortization                    6,457         11,901              12,233             22,073            95,357
                                                ------------  -------------      --------------     --------------    --------------

            TOTAL OPERATING EXPENSES              1,263,806      3,516,797           2,461,294          5,674,626        59,798,597
                                                ------------  -------------      --------------     --------------    --------------

Operating loss                                   (1,081,829)    (2,874,073)         (1,834,745)        (4,663,903)      (55,372,974)
                                                ------------  -------------      --------------     --------------    --------------

Other income (expense):
     Interest expense                                     -              -                   -                  -          (943,847)
     Interest income                                  2,655         46,226               6,914             46,226           666,616
     Other income                                     4,227              -               4,227                  -             4,227

                                                      6,882         46,226              11,141             46,226          (273,004)
                                                ------------  -------------      --------------     --------------    --------------

           NET LOSS                              (1,074,947)    (2,827,847)         (1,823,604)        (4,617,677)      (55,645,978)
                                                ------------  -------------      --------------     --------------    --------------

Deemed dividend related to
     beneficial conversion feature of
     Series B redeemable convertible
     preferred stock                                      -              -                   -                  -        (3,559,305)
                                                ------------  -------------      --------------     --------------    --------------

Net loss attributable to
     common stockholders                        $(1,074,947)  $ (2,827,847)      $  (1,823,604)     $  (4,617,677)    $ (59,205,283)
                                                ------------  -------------      --------------     --------------    --------------

Net loss per share attributable to
     common stockholders
        Basic and diluted                            ($0.11)        ($0.11)             ($0.18)            ($0.18)
                                                ------------  -------------      --------------     --------------

       Weighted average shares                    9,919,030     25,562,914           9,919,030         25,481,605
                                                ------------  -------------      --------------     --------------


       (1) Cumulative from February 23, 1998 (inception) to June 30, 2005 includes $1,075,182 paid to a related party.

    The accompanying notes are an integral part of the financial statements.

                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       FOR THE PERIOD ENDED JUNE 30, 2005
                                   (Unaudited)



                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                 COMMON STOCK       ADDITIONAL                      DURING THE          TOTAL
                                            --------------------      PAID-IN       UNEARNED        DEVELOPMENT     STOCKHOLDERS'
                                              SHARES      AMOUNT      CAPITAL     COMPENSATION         STAGE       EQUITY (DEFICIT)
                                            ----------------------------------------------------------------------------------------
     BALANCE AT DECEMBER 31, 2004            25,626,436   $  25,626  $64,294,992     $ (950,349)     $ (51,028,301)     $12,341,968

Amortization of unearned
  compensation                                        -           -            -         178,821                  -         178,821
Cancellation of compensatory
  stock options to employees                          -           -     (50,921)          50,921                  -               -
Issuance of 55,184 warrants to
  consultants (see Note 3)                            -           -       98,040               -                  -          98,040
Issuance of Common Stock as
  milestone license payment (see Note 5)        169,735         170      499,830               -                  -         500,000
Exercise of bridge warrants (see Note 3)         42,948          43          387               -                  -             430

Net loss                                              -           -            -               -        (4,617,677)     (4,617,677)
                                            ----------------------------------------------------------------------------------------
     BALANCE AT JUNE 30, 2005                25,839,119     $25,839  $64,842,328    $  (720,607)     $ (55,645,978)      $8,501,582
                                            ----------------------------------------------------------------------------------------


    The accompanying notes are an integral part of the financial statements.

                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               SIX MONTHS ENDED               CUMULATIVE FROM
                                                                                             FEBRUARY 23, 1998
                                                        -------------------------------   (INCEPTION) TO JUNE 30,
                                                                   JUNE 30,                         2005
                                                           2004               2005
                                                        ---------------------------------------------------------
Cash flows from operating activities:
     Net Loss                                          $  (1,823,604)       $ (4,617,677)          $ (55,645,978)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
            Depreciation                                       12,233              22,073                 95,357
            Amortization of deferred financing costs                -                   -                252,317
            Amortization of original issue discount                 -                   -                101,564
            Non-cash expense of issuance of Common Stock
                in connection with acquisition of a license         -                   -             18,600,000
            Non-cash expense recognized with issuance
                of Preferred Stock for license milestone            -                   -                100,000
            Amortization of discount on debenture                   -                   -                314,795
            Stock options and warrants issued
               in consideration for services rendered          40,633             276,861              2,906,550
            Non-cash expense contributed by affiliate               -                   -              1,075,182
            Changes in assets and liabilities:
                (Increase) decrease in grant receivable        94,073           (527,550)               (642,724)
                (Increase) in interest receivable                                (18,618)                (18,618)
                (Increase) decrease in prepaid expenses
                  Other current assets and other assets       (29,286)           (51,720)               (151,661)
                (Decrease) increase in accounts payable,
                  Accrued expenses and due to affiliates       22,541           (875,493)              1,420,979
                Increase in deferred lease liability            8,077             (3,454)                 13,647
                                                        ---------------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES          (1,675,333)        (5,795,578)            (31,578,590)
                                                        ---------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                  (111,795)           (53,135)               (264,070)
                                                        ---------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES            (111,795)           (53,135)               (264,070)
                                                        ---------------------------------------------------------
Cash flows from financing activities:
     Proceeds from exercise of warrants                             -                430                   1,194
     Proceeds from sale of Common Stock                             -                  -              18,096,290
     Proceeds from sale of Preferred Stock                          -                  -              25,451,201
     Expenses associated with sale of Common Stock                  -                  -              (1,853,224)
     Expenses associated with sale of Preferred Stock               -                  -              (1,764,385)
     Proceeds from notes payable                                    -                  -               2,015,000
     Proceeds from issuance of debenture                            -                  -               1,000,000
     Repayment of debenture                                         -                  -              (1,000,000)
     Expenses associated with notes payable                         -                  -                (153,719)
     Repayment of  notes payable                                    -                  -              (1,515,000)
                                                        ---------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES               -                430              40,277,357
                                                        ---------------------------------------------------------
            NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS                            (1,787,128)         (5,848,283)              8,934,697
Cash and cash equivalents at beginning of period           3,150,681          14,782,980                      -
                                                        ---------------------------------------------------------
Cash and cash equivalents at end of period                $1,363,553          $8,934,697              $8,934,697
                                                        ---------------------------------------------------------
Supplemental disclosures:
            Cash paid for interest                                $ -                $ -                $271,633
                                                        ---------------------------------------------------------
Supplemental disclosure of non-cash investing
  and financing activities:
            Non-cash issuance of Common Stocks                    $ -           $500,000                $500,000
            Original issue discount on note payable                 -                  -                 101,564
            Options and warrants issued for
                services and financings                        40,633             276,861               2,906,550
            Conversion of Merger Note and accrued
                interest to Series C stock                          -                  -                 519,795
            Recapitalization in connection with
                Merger with Intrac                                  -                  -                   1,153


    The accompanying notes are an integral part of the financial statements.

                           INTRAC, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS

     Intrac, Inc. and its wholly owned subsidiary Innovative Drug Delivery Systems, Inc. (the "Company" or "IDDS") is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. The Company conducts operations in a single segment in the United States of America.

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

     On December 6, 2004, the Company consummated a merger with Intrac, Inc. ("Intrac"), a public shell company, ("the Merger"). For accounting purposes, the Merger has been treated as a recapitalization of the Company with the Company as acquirer (reverse acquisition) and with each share of Common Stock, stock options and warrants of the Company prior to the Merger converted to 1.018 shares of Intrac common stock, stock options and warrants at the time of the Merger. Thus, all common share and per share data included herein have been adjusted as if the stock exchange had occurred at inception. Accordingly, the Company is considered to have issued shares of its Common Stock, stock options and warrants to shareholders of Intrac in exchange for the net assets of Intrac. For the three years prior to the merger, Intrac's operations were nominal. The assets, liabilities and historical operating results prior to the Merger are those of the Company. Pro forma information giving effect to the acquisition has not been provided since the combination is not considered a business combination under Statement of Financial Accounting Standards No. 141, "Business Combinations."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PREPARATION

     The condensed financial statements included here in are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position, operating results, statements of shareholders' equity (deficit) and cash flows for the periods. Operating results for any interim period are not necessarily indicative of the results for the full year.

     The condensed financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, it is anticipated that the Company will not generate revenues from product sales in the twelve months following June 30, 2005. Management estimates that we have sufficient cash resources to fund our planned operations through June 2006 and have the ability if necessary to reduce discretionary spending to preserve cash resources. The Company intends to raise additional funds through the private and/or public sale of its equity securities. The Company may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to the Company. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the Company's ability to obtain adequate long-term financing, the success of its research and development program and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     REVENUE RECOGNITION
     The Company has been awarded government grants and contracts from the U.S. Department of Defense ("DOD") and the National Institutes of Health (the "NIH"), which are used to subsidize the Company's research and development projects ("Projects"). DOD and NIH revenue is recognized as subsidized Project costs for each period are incurred. For the three months and six months ended June 30, 2005, all of the Company's research revenue came from reimbursable costs incurred in relation to the contract from the DOD. For all periods presented, the Company's only source of revenue was in the form of grants and contracts. As of June 30, 2005 unbilled receivables totaled $642,724.

     Interest income is recognized as earned.

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

     The Company has a stock-based incentive plan, which is described in Note 6. The following table illustrates the effect on the Company's net loss and net loss per share had compensation costs for the incentive plan been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123" ("FAS 148"). Since option grants awarded during 2004, 2003, and 2002, vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.


                                                            THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------------------------------------------------
                                                                 2004             2005               2004               2005

Net loss as reported                                         $(1,074,947)     $(2,827,847)        $ (1,823,604)      $(4,617,677)
Add: Stock-based employee compensation included
   in net loss under APB No. 25                                   25,633           82,520               40,633           178,821
Deduct:  Total stock-based employee compensation
   expense determined under fair value base method
   for all awards                                               (314,703)        (631,764)            (608,422)         (931,117)
                                                           ------------------------------------------------------------------------
Pro forma net loss                                           $(1,364,017)     $(3,377,091)        $ (2,391,393)      $(5,369,973)
                                                           ------------------------------------------------------------------------

Pro forma net loss per share (basic and diluted)                  ($0.14)          ($0.13)              ($0.24)           ($0.21)
                                                           ------------------------------------------------------------------------


     For the purposes of the above pro forma calculations, the fair value of each option granted was estimated on the date of grant using the Black Scholes option pricing model. The weighted-average fair value of all options granted during the three months and six months ended June 30, 2004 was $2.17 and for 2005 was $1.77, and $1.78, respectively. The following table summarizes the assumptions used in computing the fair value of option grants.



                           THREE AND SIX MONTHS ENDED JUNE 30,
                           -----------------------------------

                                 2004             2005
     Expected volatility         80%              80%
     Expected life               5                5
     Dividend yield              0%               0%
     Risk free interest rate     4.5%             4.6%


     Other disclosures required by FAS No. 123 have been included in Note 6.

     The fair value of options and warrants granted to non-employees for financing or services are included in the financial statements and expensed over the life of the options and warrants, as the goods are utilized or the services performed, respectively. Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined using the Black Scholes option pricing model with the assumptions noted above. Such fair value was determined at each balance sheet date through the vesting period, in accordance with Emerging Issues Task Force No. 96-18 Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services ("EITF 96-18")

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), Share-Based Payment. SFAS No. 123R revises SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. The provisions of SFAS No. 123R require a public entity to expense, in the operating statement, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, for annual reporting periods that begin after June 15, 2005. SFAS No. 123R allows companies to choose from several transition methods for recognizing the cost of share-based awards granted to employees prior to adoption of the Standard. The Company is in the process of analyzing the appropriate transition method to adopt and expects the adoption of SFAS No. 123R to have a material impact on its financial statements by increasing operating expenses, net loss attributable to common stockholders and net loss per share attributable to common stockholders

3.   STOCKHOLDERS' EQUITY

     During the six months ended June 30, 2005, a consultant (the "Consultant") received 10,184 warrants to purchase shares of Common Stock at an exercise price of approximately $2.49 per share. The warrants expire in March, 2010. Additionally, a consulting company (the "Consultants") received 25,000 warrants to purchase shares of Common Stock at an exercise price of approximately $3.00 per share. Upon six months of satisfactory service from the Consultants' the Company will grant an additional 25,000 warrants at an exercise price of $3.00, at the end of the next two subsequent six month periods the Company will grant 25,000 warrants at an exercise price of $3.50. The warrants in the aggregate will be limited to a maximum of 100,000 shares and are exercisable for five years from the granting date. Additionally, in April 2005, another consulting company (beneficially owned by a related party) was issued 20,000 warrants to purchase shares of Common Stock at an exercise price of approximately $3.00 per share. The warrants expire in April, 2010. The fair value of the Consultant, the Consultants, and the related party warrants at issuance was $18,840, $44,000 and $35,200 as estimated by the Company's management using the valuation method as described in Note 2.

     In May 2005, three persons exercised warrants for the purchase of an aggregate of 42,948 shares of Common Stock. The Company received proceeds from the exercise of warrants totaling $430.

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

     The calculation of net loss per share, basic and diluted, is as follows:


                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                                         COMMON
                                                                 NET LOSS                SHARES              PER SHARE
                                                                (NUMERATOR)           (DENOMINATOR)           AMOUNT

      The six months ended June 30, 2004
           Basic and diluted                                   $  (1,823,604)              9,919,030          ($0.18)
                                                              ----------------       ----------------       ------------
      The six months ended June 30, 2005
           Basic and diluted                                   $  (4,617,677)             25,481,605          ($0.18)
                                                              ----------------       ----------------       ------------


                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                                         COMMON
                                                                 NET LOSS                SHARES              PER SHARE
                                                                (NUMERATOR)           (DENOMINATOR)           AMOUNT

      The three months ended June 30, 2004
           Basic and diluted                                   $  (1,074,947)              9,919,030          ($0.11)
                                                              ----------------       ----------------       ------------
      The three months ended June 30, 2005
           Basic and diluted                                   $  (2,827,847)             25,562,914          ($0.11)
                                                              ----------------       ----------------       ------------



     Common stock equivalents and shares issuable upon conversion of redeemable convertible preferred stock which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:


                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                      2004                              2005
                                           ----------------------------    -------------------------------
                                                            WEIGHTED                           WEIGHTED
                                             WEIGHTED        AVERAGE         WEIGHTED          AVERAGE
                                             AVERAGE        EXERCISE          AVERAGE          EXERCISE
                                              NUMBER          PRICE           NUMBER            PRICE
                                           -------------   ------------    --------------    -------------
      Options                                 3,282,423          $3.82         4,517,823            $2.92

      Warrants                                  674,326           2.62         1,845,416             2.80
      Convertible Preferred Stock             8,187,259                                -
                                           -------------                   --------------
                      Total                  12,144,008                        6,363,239
                                           -------------                   --------------



                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                      2004                              2005
                                           ----------------------------    -------------------------------
                                                            WEIGHTED                           WEIGHTED
                                             WEIGHTED        AVERAGE         WEIGHTED          AVERAGE
                                             AVERAGE        EXERCISE          AVERAGE          EXERCISE
                                              NUMBER          PRICE           NUMBER            PRICE
                                           -------------   ------------    --------------    -------------
      Options                                 3,282,423          $3.82         4,835,904            $2.91
      Warrants                                  674,326           2.62         1,872,850             2.80
      Convertible Preferred Stock             8,187,259                                -
                                           -------------                   --------------
                      Total                  12,144,008                        6,708,754
                                           -------------                   --------------


5.   COMMITMENTS AND CONTINGENCIES

     1.   OPERATING LEASE

          On September 22, 2003, the Company entered into a lease for office space with a term from December 1, 2003 through November 30, 2006. Minimum rent for the lease is initially $125,000 per annum with a 3% rent escalation every 12 months thereafter, payable in equal monthly instalments, except that no rent payment was due for the first 60 days of the lease term (the "Free Rent Period"). In addition, upon execution of the lease, the Company paid a security deposit of $31,250. The Company is also required to pay additional rent, as defined. The Company recognizes rental expense for leases with rental holidays on the straight-line basis over the life of the lease. For the six months ended June 30, 2004 and 2005, the Company recognized rent expense of $60,545and $72,427, respectively. Deferred lease liability as of June 30, 2005 consisted of $13,647, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.

          On May 1, 2005, the Company entered into a lease for office space with a term from May 1, 2005 through May 1, 2008. Minimum rent for the lease is payable in equal monthly instalments of $6,810 over the lease term. For the six months ended June 30, 2005, the Company recognized rent expense of $13,620.

     2.   RESEARCH COLLABORATION, LICENSING AND CONSULTING AGREEMENTS


     (i) As part of the formation of the Company, in September 2000, the Company assumed a license agreement between the Predecessor Company and Stuart Weg, M.D. The license granted the Company exclusive worldwide rights, including the right to grant sublicenses, for the intellectual property surrounding transnasal ketamine. In connection therewith, the Company made an upfront payment to Dr. Weg, Herbert Brotspies, and Calgar & Associates (collectively the "Founders") and issued the Founders shares of Common Stock, of which a portion is held in escrow and will be released to the Founders, if at all, upon the successful completion of the Phase III trial. The issuance of the shares from escrow is not contingent on the Founders' performance. The Company also reimbursed the Founders for patent and other costs. The Company will pay semi-annual royalty payments to the Founders based on a percentage of net sales of transnasal ketamine by the Company or its sublicensees. In addition, the Company shall pay the Founders a defined percentage of all sublicensing fees or other lump sum payments. Under the terms of the license agreement, the Company is also obligated to make aggregate future payments upon the earlier of certain defined dates or satisfaction of certain clinical and regulatory milestones, which includes the filing of a New Drug Application ("NDA") with the Food & Drug Administration ("FDA"), the approval of an NDA by the FDA and the first commercial sale of a licensed product. A defined percentage of such milestone payments shall be creditable against royalties earned; provided, however, that in no event shall royalties earned be reduced by more than a certain percentage in any applicable semi-annual period. The Company may satisfy a portion of the milestone payments through the issuance of shares of Common Stock of the Company; provided that the Company is publicly traded at the time such milestone payment accrues. In April 2003 the license agreement was amended (Amendment No. 1) to allow for the payment of the August 2003 milestone to be paid in cash and Series

          C stock. The Founders agreed to accept 65,360 shares of Series C Stock, valued at $100,000 plus $150,000 in cash as payment in full for the milestone. In November 2004, the license agreement was amended (Amendment No. 2) with Dr. Stuart Weg to defer payment of the $500,000 milestone from August 25, 2004, to a date on or before December 31, 2004. The Company is required to pay interest, at a rate of 4.75% per annum, on the amount of the milestone payment for the period from August 25, 2004 to the amended payment date. On December 21, 2004 the Company paid the milestone payment plus accrued interest totaling $507,964. During the year end ended December 31, 2004 the Company accrued $500,000 for the final milestone payment to Dr. Weg, Herbert Brotspies and Calgar & Associates. On April 7, 2005, the Company, entered into an agreement to provide 169,735 shares of Common Stock as settlement of this final milestone payment, under the License Agreement, dated February 25, 1998. The fair value of the shares issued was $500,000, as determined by the equity price of $2.95 on the date of grant.

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

     (vi) On December 14, 2001 (the "Effective Date"), the Company entered into an agreement (the "Shimoda Agreement") with Shimoda Biotech (Proprietary) Ltd. and certain affiliated entities ("Shimoda"), for an exclusive worldwide license to commercialize formulations of pharmaceutical products containing diclofenac. The Company will pay:
          (i) a license fee to Shimoda and reimbursement for expenses, if certain defined events occur; (ii) two percent of the net proceeds, as defined, of the Company's initial public offering ("IPO") to Shimoda, but not less than $1 million or in excess of $2 million; (iii) aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones which includes submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product; and (iv) royalty payments to Shimoda based upon the sales of products by the Company or its sublicensees, if any, as defined. Upon achievement of a milestone, Shimoda has the option to receive payment in cash or shares of common stock. In the event Shimoda elects to receive common stock, the number of shares to be issued is based on a formula whereby the defined milestone payment is divided by the per share price of the Company's common stock in an initial public offering as defined. Should common stock be issued in satisfaction of milestones, the Company will record a non-cash charge based on the fair value of the consideration paid at the date the milestone is achieved. Such a charge could be material and could result in a material dilution to per share amounts. The Shimoda Agreement may be terminated (i) by either party due to breach by the other party that is not cured within 60 days of written notice; (ii) by Shimoda in the event of default by the Company for non-payment of amounts due that is not cured with 60 days of written notice; or (iii) by the Company at any time by giving 90 days written notice to Shimoda.

6.   STOCK INCENTIVE PLAN

     As of June 30, 2005, under the 2004 Plan, options for the purchase of an aggregate of 3,387,758 shares of Common Stock have been granted and outstanding. The number of options remaining to be granted was 1,612,242. In addition, as of June 30, 2005 the Company had outstanding 1,185,299 options which were granted outside of the Plan.

     In the six months ended June 30, 2005, the Company granted to thirteen employees and three directors a total of 894,750 stock options with a range of exercise price from $1.90 to $2.80 per share, vesting from a range of immediately to three years. The deemed per share fair value of the Company's Common Stock at the time of the stock option grant was $1.90 to $2.80, based upon the quoted market price on the date of the grant. Accordingly, no unearned compensation was recorded. As of the six months ended June 30, 2005 a total of 219,567 options were canceled, the weighted average price was $1.92. For the six months ended June 30, 2004 and 2005 the total amortized compensation expense associated with the options granted totaled $40,633 and $178,821, respectively.

7.    REGISTRATION RIGHTS AGREEMENT

      In connection with the Merger, the Company entered into a Registration Rights Agreement (the "Agreement") with the Private Placement Investors. The Agreement required the Company to have an effectiveness date ("Effective") with respect to the registration statement to be within 180 days following the date of the Merger. The Securities and Exchange Commission declared the Company Effective on June 23, 2005, a total of 197 days after the Merger. As of June 23, 2005 the Company accrued a total liability of $425,039 in connection with the Agreement.

      On June 27, 2005 the Company offered to each of the Private Placement Investors an option to receive either cash or Common Stock shares as payment for the liquidated damages. The majority of the Private Placement Investors elected to take Common Stock Shares instead of cash. A total of 140,867 Common Stock shares were issued as liquidated damages. The fair value of the shares issued was $373,299, as determined by the equity price of $2.65 on the date of grant July 5, 2005. Upon issuance of the Common Stock shares the difference between the June 27, 2005 stock price of $2.35 and the July 5, 2005 stock price of $2.65, totaling $42,260, was charged to general and administrative expenses. A small number of Private Placement Investors elected the cash payment totaling $94,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes as of December 31, 2004 and June 30, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

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

     We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $55.6 million through June 30, 2005, excluding approximately $3.6 million deemed dividend. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. Research and development activities include costs associated with nonclinical and clinical trials, process development and improvement, clinical and commercial scale manufacturing. General and administrative related costs include salary, temporary and consulting expense in addition to non-cash stock based compensation associated with stock option grants issued to employees and non-employees.

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

     Since our inception, we have incurred approximately $42.5 million of research and development costs. The major research projects undertaken by us include the development of Dyloject(TM), Rylomine(TM) and PMI-100/150. Total research and development costs incurred to date for each of these products was approximately $4.7 million, $9.1 million and $8.5 million, respectively. In addition, there was approximately $1.6 million of research and development costs incurred since inception which do not relate to our major research projects and we incurred a charge of approximately $18.6 million related to our merger with Pain Management, Inc. and the acquisition of a licensing agreement.

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

     Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we will not generate revenues from product sales during the year ending December 31, 2005. Management estimates that we have sufficient cash resources to fund our planned operations through June 2006 and have the ability if necessary to reduce discretionary spending to preserve cash resources. We will seek to raise additional funds through the sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that the sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.

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

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

     REVENUES. Contract revenue increased to approximately $643,000 from $182,000 for the three months ended June 30, 2005 and 2004, respectively. The increase is attributable to increased external clinical trial expenditures billable to the DOD contract. The billable expenditures may fluctuate from period to period due to the timing and scope of the clinical trials and their results.

     Interest income increased for the three months ended June 30, 2005 and 2004 to approximately $46,000 and $2,700, respectively. The increase was the result of higher cash balances as compared to the prior period.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $2.2 million from $794,000 for the three months ended June 30, 2005 and 2004, respectively. The increase in research and development expense resulted from the advancement of each of our three late stage product candidate development programs.

     Dyloject(TM), development expenses increased by approximately $460,000, as compared to the same period of the prior year. We incurred approximately $452,000 in higher clinical development costs associated with the ongoing pivotal European registration trial and approximately $44,000 in higher European regulatory consulting costs. Our drug supply expenses decreased by approximately $36,000, as we incurred less stability testing costs associated with the completion of the requirements for program submission.

     Rylomine(TM), expenses associated with the advancement of the product development program in the US and Europe increased, by approximately $541,000, as compared to the same period of the prior year. We incurred approximately $458,000 in higher clinical development costs and approximately $95,000 in additional process development and stability testing. We decreased consulting costs by approximately $12,000.

     PMI-100/150, development expenses increased by approximately $286,000, as compared to the same period of the prior year. We increased our drug supply for our non-clinical and clinical trails and methods development by approximately $96,000. Clinical and non-clinical development costs increased by approximately $219,000, associated with the development plan. We decreased consulting costs by approximately $29,000.

     Salaries expense as compared to the same period of the prior year increased by approximately $148,000. The increase is primarily due to the increase in additional personnel associated with each of the three product candidates.

     We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates pass from mid stage clinical trials to late stage clinical trials and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to approximately $1.3 million for the three months ended June 30, 2005 from approximately $463,000 for the three months ended June 30, 2004.

     Salary and related benefit expenses increased by approximately $85,000 due to the increase of executive and managerial level personnel. Relocation and recruiting expenses associated with the new personnel totaled approximately $17,000 and $31,000, respectively. Non-cash compensation increased approximately $92,000, from amortization of deferred stock option expense and warrants expense. Due to activities associated with being a public company, we encountered higher legal, accounting, investor relations, travel and insurance expenses, approximately $34,000, $23,000, $47,000, $6,000 and $43,000, respectively. Liquidated damage costs associated with our December 2004 financing totaled approximately $425,000.

     We expect general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs and the opening of our Cambridge, Massachusetts office space. The Cambridge lease began in May 2005, the total rent expense for the period ended totaled approximately $14,000.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

     REVENUES. Contract revenue increased to approximately $1.0 million from approximately $627,000 for the six months ended June 30, 2005 and 2004. The increase is attributable to increased external clinical trial expenditures billable to the DOD contract. The billable expenditures may fluctuate from period to period due to the timing and scope of the clinical trials and their results.

     Interest income increased for the six months ended June 30, 2005 and 2004 to approximately $46,000 and $6,900, respectively. The increase was the result of higher cash balances as compared to the prior period.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $3.4 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively. The increase in research and development expense resulted from the advancement of each of our three late stage product candidate development programs.

     Dyloject(TM), development expenses increased by approximately $481,000, as compared to the same period of the prior year. Expenses increased by approximately $465,000 for clinical development as the program advanced to the pivotal Phase in Europe. Also, approximately $52,000 in higher European regulatory consulting costs. Our drug supply expenses decreased by approximately $36,000, as we incurred less stability testing costs associated with the completion of the requirements for program submission.

     Rylomine(TM), development expenses increased by approximately $765,000, as compared to the same period of the prior year. Clinical development costs increased by approximately $661,000, the increase is associated with the advancement of the product development program in the US and Europe. Also, we completed process development, scale-up, and manufacturing of three Rylomine(TM) production lots, these costs totaled approximately $116,000. We decreased consulting costs by approximately $12,000.

     PMI-100/150, development expenses increased by approximately $376,000 as compared to the same period of the prior year. Clinical and non-clinical development costs increased by approximately $309,000, associated with the development plan. We increased our drug supply for our non-clinical and clinical trails and methods development by approximately $96,000. We decreased consulting costs by approximately $29,000.

     Salaries expense as compared to the same period of the prior year increased by approximately $165,000. The increase is primarily due to the increase in additional personnel associated with each of the three product candidates.

     We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates pass from mid stage clinical trials to late stage clinical trials and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to approximately $2.3 million for the six months ended June 30, 2005 from approximately $892,000 for the six months ended June 30, 2004.

     Salary and related benefit expenses increased by approximately $313,000 due to the increase of executive and managerial level personnel. Relocation and recruiting expenses associated with the new personnel totaled approximately $60,000 and $146,000, respectively. Non-cash compensation increased approximately $236,000, from amortization of deferred stock option expense and warrants expense. Due to activities associated with being a public company, we encountered higher legal, accounting, investor relations, travel and insurance expenses, approximately $120,000, $68,000, $63,000, $31,000, and $68,000,
respectively. Liquidated damage costs associated with our December 2004 financing totaled approximately $425,000. We decreased consulting costs of approximately $118,000, due to additions in executive level personnel and no financing activities took place in the current period.

     We expect general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs and the opening of our Cambridge, Massachusetts office space. The Cambridge lease began in May 2005, the total rent expense for the period ended totaled approximately $14,000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and contract revenue primarily from the U.S. Department of Defense. We intend to continue to use the proceeds from these sources to fund research and development activities, capital expenditures, working capital requirements and other general purposes. As of June 30, 2005, we had cash and cash equivalents of approximately $8.9 million.

     In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of Common Stock at $2.95 per share in a private placement. Management estimates that we have sufficient cash resources to fund our planned operations through June 2006 and have the ability if necessary to reduce discretionary spending to preserve cash resources. The Company intends to raise additional funds through the private and/or public sale of its equity securities. We will need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

     As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $55.6 million net loss, excluding approximately $3.6 million deemed dividend, attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses.

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

     o Continue to support Good Manufacturing Practice ("GMP") drug supply requirements of our nonclinical and clinical trials; complete formal stability testing, analytical development, methods development, specification development and commercial scale-up;

     o    Maintain, protect and expand our intellectual property;

     o    Develop expanded internal infrastructure; and

     o    Hire additional personnel.

     Cumulative from inception to June 30, 2005, net cash used in operating activities was approximately $31.6 million. For the six months ended June 30, 2005 and 2004, net cash used in operating activities was $6.3 million and $1.7 million, respectively. The fluctuation in net cash used between the comparable periods is primarily due to the increased research and development expenditure activity in 2005. Also, during 2005 our outstanding payables decreased approximately $875,000 consisting of $552,000 in payments for operating expenses and approximately $323,000 in payments to former executive management. Our outstanding receivable from the DOD increased approximately $527,550 for the six months ended June 30, 2005.

     From inception through June 30, 2005, net cash used in investing activities was approximately $264,000 primarily due to the acquisition of manufacturing equipment, furniture and fixtures and office equipment. Net cash used in investment activities was approximately $53,000 for the six months ended June 30, 2005 as compared to approximately $112,000 for the six months ended June 30, 2004. Fluctuations in net cash used in/provided by investing activities since inception are due primarily to changes in capital expenditures. From inception to June 30, 2005, capital expenditures have not been material resulting from our use of contract manufacturing facilities. We expect that cash used for investing activities will increase in 2005, associated primarily with investment in commercial scale manufacturing and filling equipment required for the advancement of our product candidates to late stage development and commercial production.

     From inception through June 30, 2005, net cash provided by financing activities was approximately $40.8 million. For the six months ended June 30, 2005 a total of 169,735 shares of Common Stock were issued as settlement of a License Agreement milestone payment for an accrued liability of $500,000. There was no change in cash used for financing activities for the six months ended June 30, 2004. Our financing activities raised net cash of approximately $16.2 million from the private placement of our common stock in 2004 and $3.8 million from private placement of Series C Preferred Stock in 2003. In 2002, $0.5 million in proceeds from a note payable were received. In 2001, $0.8 million of offering costs related to our Form S-1 registration statement were capitalized as prepaid offering costs which were recognized as expense in 2002 when the registration statement was withdrawn.

INCOME TAXES

     As of June 30, 2005, we had approximately $27 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2018 and 2024. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.

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

     We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors matters discussed elsewhere herein, the following are important factors that, in our view, could cause the actual results to differ materially from those discussed in the forward looking statements: regulatory responses to our product candidates, changes in our technology and that of our competitors, industry trends and ability to fulfill our capital needs. We are also subject to numerous other risks referenced in the section "Risk Factors" in the final prospectus to our Form SB-2 (File No. 333-122177), dated June 23, 2005. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of June 30, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          In April 2005, we granted to an entity as part of an engagement fee warrants to purchase up to 20,000 shares of Common Stock at an exercise price of $3.00 per share, exercisable for five years.

          On April 7, 2005, pursuant to our election under a license agreement, we issued an aggregate of 169,735 shares of Common Stock to three persons as the final milestone payment.

          In May 2005, three persons exercised 1998 Bridge Warrants for the purchase of an aggregate of 42,948 shares of Common Stock.

          The warrants and Common Stock shares were granted pursuant to exemption from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof as the holders represented that they were taking the securities for investment and there are transfer restrictions on the certificates for the warrants and shares of Common Stock.



ITEM 6   EXHIBITS


     10.1 Letter Agreement dated April 7, 2005, between Dr. Stuart Weg and the Company with respect to the Weg License Agreement

     10.2 Common Stock Purchase Agreement, dated April 12, 2005 with Two Rivers Group Holding LLC

     10.3 Common Stock Purchase Agreement, dated March 22, 2005 with The Investor Relations Group Inc.

     31.1 Certification of Chief Executive Officer pursuant to
          Rule13a-14(a)/15d-14(a)

     31.2 Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13(a)14(a)/15d-14(a)

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

     32.2 Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Intrac, Inc.
                                               ---------------------------
                                               (Registrant)


                                               /s/ Daniel B. Carr
Date: July 28, 2005                            ---------------------------
                                               Daniel B. Carr
                                               Chief Executive Officer


                                               /s/ Douglas A. Hamilton
Date: July 28, 2005                            ---------------------------
                                               Douglas A. Hamilton
                                               Chief Operating Officer and
                                               Chief Financial Officer