Form 10QSB
period 2005-09-30
JAVELIN PHARMACEUTICALS, INC
filed 2005-11-18
CIK 50710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT


                         Commission File Number: 0-31114
                                                 -------


                          JAVELIN PHARMACEUTICALS, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                     88-04717589
     -------------------------------                         -----------
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

                                  INTRAC, INC.
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changedsince last report.)

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

            Class                                Outstanding at November 8, 2005
Common Stock, par value $0.001                          40,404,976 shares

                           INTRAC, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet as of September 30, 2005     3

          Condensed Consolidated Statements of Operations for the
          three months and nine months ended September 30, 2005 and
          2004 and the cumulative period                                    4

          Condensed Consolidated Statement of Stockholders' Equity
          (Deficit) for the period ended September 30, 2005                 5

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and the cumulative
          period                                                            6

          Notes to Condensed Consolidated Financial Statements              7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           18

     ITEM 3. CONTROLS AND PROCEDURES                                       26

PART II - OTHER INFORMATION

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
             USE OF PROCEEDS.                                              27

     ITEM 6. EXHIBITS                                                      28

SIGNATURES                                                                 29

CERTIFICATIONS                                                             36

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                          JAVELIN PHARMACETUICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       SEPTEMBER 30,
                                                                           2005
ASSETS

Current assets:

   Cash and cash equivalents                                             $6,272,937

   Interest receivable                                                       13,563

   Grant receivable                                                         368,982

   Prepaid expenses and other current assets                                 53,737
                                                                       -------------
           TOTAL CURRENT ASSETS                                           6,709,219

Fixed assets, at cost, net of accumulated depreciation                      178,202

Other assets                                                                 57,538
                                                                       -------------
           TOTAL ASSETS                                                  $6,944,959
                                                                       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                                 $1,069,257

   Deferred lease liability                                                  11,920
                                                                       -------------
           TOTAL CURRENT LIABILITIES                                      1,081,177
                                                                       -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $0.001 par value; 100,000,000 shares authorized
as of September 30, 2005; 26,182,761 shares issued and outstanding           26,182

Additional paid-in capital                                               65,595,017

Unearned compensation                                                      (637,182)

Deficit accumulated during the development stage                        (59,120,235)
                                                                       -------------
                  TOTAL STOCKHOLDERS' EQUITY                              5,863,782
                                                                       -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $6,944,959
                                                                       -------------


    The accompanying notes are an integral part of the financial statements.

                          JAVELIN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   CUMULATIVE FROM
                                                                                                  FEBRUARY 23, 1998
                                                                                                   (INCEPTION) TO
                                             THREE MONTHS ENDED             NINE MONTHS ENDED       SEPTEMBER 30,
                                                SEPTEMBER 30,                 SEPTEMBER 30,             2005
                                        ---------------------------------------------------------------------------
                                             2004           2005           2004           2005
Revenues:

   Government grants and contracts         $ 148,891      $  98,958      $ 775,440    $ 1,109,681     $ 4,524,581
                                        ------------   ------------   ------------   ------------   -------------

Operating expenses:

   Research and development                1,929,341      2,414,868      3,486,113      5,767,869      44,918,665

   General and administrative (1)            337,689      1,201,930      1,229,978      3,501,482      18,401,373

   Depreciation and amortization              18,412         11,908         30,645         33,981         107,265
                                        ------------   ------------   ------------   ------------   -------------

           TOTAL OPERATING EXPENSES        2,285,442      3,628,706      4,746,736      9,303,332      63,427,303
                                        ------------   ------------   ------------   ------------   -------------

Operating loss                            (2,136,551)    (3,529,748)    (3,971,296)    (8,183,651)    (58,902,722)
                                        ------------   ------------   ------------   ------------   -------------
Other income (expense):

   Interest expense                           (1,979)             -         (1,979)             -        (943,847)

   Interest income                             1,904         55,491          8,818        101,717         722,107

   Other income                                    -              -          4,227              -           4,227
                                        ------------   ------------   ------------   ------------   -------------

                                                 (75)        55,491         11,066        101,717        (217,513)
                                        ------------   ------------   ------------   ------------   -------------

           NET LOSS                       (2,136,626)    (3,474,257)    (3,960,230)    (8,091,934)    (59,120,235)

Deemed dividend related to
   beneficial conversion feature of
   Series B redeemable convertible
   preferred stock                                 -              -              -              -      (3,559,305)
                                        ------------   ------------   ------------   ------------   -------------

Net loss attributable to common
   stockholders                         $ (2,136,626)  $ (3,474,257)  $ (3,960,230)  $ (8,091,934)  $ (62,679,540)
                                        ------------   ------------   ------------   ------------   -------------

Net loss per share attributable to
   common stockholders

      Basic and diluted                       ($0.22)        ($0.13)        ($0.40)       ($0.32)
                                        ------------   ------------   ------------   ------------

      Weighted average shares              9,919,031     25,824,472      9,919,031    25,597,929
                                        ------------   ------------   ------------   ------------

     (1) Cumulative from February 23, 1998 (inception) to September 30, 2005 includes $1,075,182 paid to a related party.


    The accompanying notes are an integral part of the financial statements.

                          JAVELIN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005
                                   (Unaudited)

                                                                                                  DEFICIT
                                                                                                 ACCUMULATED
                                                  COMMON STOCK       ADDITIONAL                  DURING THE        TOTAL
                                             ---------------------    PAID-IN       UNEARNED     DEVELOPMENT    STOCKHOLDERS'
                                                SHARES     AMOUNT     CAPITAL     COMPENSATION      STAGE          EQUITY
                                             --------------------------------------------------------------------------------
          BALANCE AT DECEMBER 31, 2004        25,626,436   $25,626   $64,294,992   $(950,349)   $(51,028,301)   $12,341,968

Amortization of unearned compensation                  -         -             -     262,246               -        262,246

Modification of Employee Stock Options                                   125,897                                    125,897

Cancellation of compensatory stock options
to employees                                           -         -       (50,921)     50,921               -              -

Issuance of 80,184 warrants to consultants
(see Note 3)                                           -         -       152,290           -               -        152,290

Issuance of 40,000 options to consultants
(see Note 3)                                                              95,200                                     95,200

Issuance of Common Stock as milestone
license payment (see Note 5)                     169,735       170       499,830           -               -        500,000

Issuance of Common Stock for liquidation
damages (see Note 7)                             140,867       141       373,158                                    373,299

Exercise of bridge warrants (see Note 3)         217,964       217         1,962           -               -          2,179

Exercise of Series A warrants (see Note 3)        26,518        27       102,598                                    102,625

Exercise of stock options                          1,241         1            11                                         12

Net loss                                               -         -             -           -      (8,091,934)    (8,091,934)
                                             -------------------------------------------------------------------------------
          BALANCE AT SEPTEMBER 30, 2005       26,182,761   $26,182   $65,595,017   $(637,182)   $(59,120,235)   $ 5,863,782
                                             -------------------------------------------------------------------------------


    The accompanying notes are an integral part of the financial statements.

                          JAVELIN PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           CUMULATIVE FROM
                                                               NINE MONTHS ENDED          FEBRUARY 23, 1998
                                                                 SEPTEMBER 30,              (INCEPTION) TO
                                                         -----------------------------    SEPTEMBER 30, 2005
                                                             2004            2005
                                                         ---------------------------------------------------
Cash flows from operating activities:
   Net Loss                                              $ (3,960,230)   $ (8,091,934)       $ (59,120,235)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                           30,645          33,981              107,265
        Amortization of deferred financing costs                    -               -              252,317
        Amortization of original issue discount                     -               -              101,564
        Non-cash expense of issuance of Common Stock
           in connection with acquisition of a license              -               -           18,600,000
        Non-cash expense recognized with issuance of
           Common Stock for license milestone                                       -              500,000
        Non-cash expense recognized with issuance of
           Common Stock for liquidation damages                               373,299              373,299
        Non-cash expense recognized with issuance of
           Preferred Stock for license milestone                    -               -              100,000
        Amortization of discount on debenture                       -               -              314,795
        Stock options and warrants issued in
           consideration for services rendered                 54,940         509,737            3,139,426
        Modification of employee stock options                                125,897              125,897
        Non-cash expense contributed by affiliate                   -               -            1,075,182
        Changes in assets and liabilities:
           (Increase) decrease in grant receivable            121,264        (253,808)            (368,982)
           (Increase) in interest receivable                                  (13,563)             (13,563)
           (Increase) decrease in prepaid expenses
              Other current assets and other assets            98,010           8,461              (91,480)
           (Decrease) increase in accounts payable,
              Accrued expenses and due to affiliates          592,473      (1,227,215)           1,069,257
           Increase in deferred lease liability                 6,907          (5,181)              11,920
           Increase in due to Licensor                        501,979               -                    -
                                                         ---------------------------------------------------
        NET CASH USED IN OPERATING ACTIVITIES              (2,554,012)     (8,540,326)         (33,823,338)
                                                         ---------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                      (111,795)        (74,533)            (285,468)
                                                         ---------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                (111,795)        (74,533)            (285,468)
                                                         ---------------------------------------------------
Cash flows from financing activities:
   Proceeds from exercise of warrants                               -         104,804              105,568
   Proceeds from exercise of options                                               12                   12
   Proceeds from sale of Common Stock                               -               -           18,096,290
   Proceeds from sale of Preferred Stock                            -               -           25,451,201
   Expenses associated with sale of Common Stock                    -               -           (1,853,224)
   Expenses associated with sale of Preferred Stock                 -               -           (1,764,385)
   Proceeds from notes payable                                      -               -            2,015,000
   Proceeds from issuance of debenture                              -               -            1,000,000
   Repayment of debenture                                           -               -           (1,000,000)
   Expenses associated with notes payable                           -               -            (153,719)
   Repayment of notes payable                                       -               -           (1,515,000)
                                                         ---------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                   -         104,816           40,381,743
                                                         ---------------------------------------------------
        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                 (2,665,807)     (8,510,043)           6,272,937

Cash and cash equivalents at beginning of period            3,150,681      14,782,980                    -
                                                         ---------------------------------------------------
Cash and cash equivalents at end of period                   $484,874      $6,272,937           $6,272,937
                                                         ---------------------------------------------------
Supplemental disclosures:
        Cash paid for interest                                    $ -        $ 17,712             $289,345
                                                         ---------------------------------------------------
Supplemental disclosure of non-cash investing
   and financing activities:
        Conversion of Merger Note and accrued
           interest to Series C stock                               -               -              519,795
        Recapitalization in connection with
            Merger with Intrac                                      -                                1,153


    The accompanying notes are an integral part of the financial statements.

                  JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS

     Javelin Pharmaceuticals, Inc. and its wholly owned subsidiary Innovative Drug Delivery Systems, Inc. (the "Company" or "IDDS") is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. The Company conducts operations in a single segment in the United States of America.

     In addition, to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, is dependent upon raising capital to fund operations, and is dependent upon the services of its employees, collaborators and consultants.

     Javelin Pharmaceuticals, Inc. ("Javelin") was incorporated in July 2005 in the State of Delaware by Intrac, Inc., a Nevada corporation ("Intrac"), for the purpose of migrating the Intrac corporate entity to Delaware. The migratory merger was effective on September 7, 2005, at which time Javelin Pharmaceuticals continued the business conducted by Intrac. Upon the reincorporation, each outstanding share of Intrac Common Stock was automatically exchanged for one share of Javelin Common Stock. On December 6, 2004, the Company consummated a merger with Intrac, a public shell company, ("the Merger"). For accounting purposes, the Merger has been treated as a recapitalization of the Company with the Company as acquirer (reverse acquisition) and with each share of Common Stock, stock options and warrants of the Company prior to the Merger converted to 1.018 shares of Intrac common stock, stock options and warrants at the time of the Merger. Thus, all common share and per share data included herein have been adjusted as if the stock exchange had occurred at inception. Accordingly, the Company is considered to have issued shares of its Common Stock, stock options and warrants to shareholders of Intrac in exchange for the net assets of Intrac. For the three years prior to the merger, Intrac's operations were nominal. The assets, liabilities and historical operating results prior to the Merger are those of the IDDS. Pro forma information giving effect to the acquisition has not been provided since the combination is not considered a business combination under Statement of Financial Accounting Standards No. 141, "Business Combinations."

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

     The condensed financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, it is anticipated that the Company will not generate revenues from product sales in the twelve months following September 30, 2005. On November 7, 2005 the Company closed a private placement consisting of the sale of Common Stock and Warrants for net proceeds of approximately $29.8 million. Management estimates that we have sufficient cash resources to fund our planned operations beyond twelve months (see Note 7, Subsequent Event). The Company may raise additional funds through the private and/or public sale of its equity securities. The Company may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to the Company. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the Company's ability to obtain adequate long-term financing, the success of its research and development program and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     REVENUE RECOGNITION

     The Company has been awarded government grants and contracts from the U.S. Department of Defense ("DOD") and the National Institutes of Health (the "NIH"), which are used to subsidize the Company's research and development projects ("Projects"). These contracts are generally performed on a best efforts basis and provide for the reimbursement of specified direct and indirect project costs. Reimbursements are non-refundable and are recognized as revenue when earned, which coincides with when the underlying costs are incurred. For the three and nine month periods ended September 30, 2005, all of the Company's grant and contract revenue relates to reimbursable costs incurred on one contract with the DOD. For all periods presented, the Company's only source of revenue was related to cost reimbursements under government grants and contracts. As of September 30, 2005 unbilled receivables totaled $368,982.

     During the quarter ended September 30, 2005, the Company noted two errors in its accounting for government grant and contract revenue. During the quarter ended June 30, 2005, the Company had overstated grant and contact revenue and grants receivable by approximately $147,000 due to an error in the allocation of costs among projects which decreased earnings per share by $0.01. The Company corrected this error during the quarter ended September 30, 2005, resulting in an understatement of grant and contract revenue and an overstatement of net loss by $147,000 for the quarter.

     In addition, the Company had not been appropriately recognizing revenue and receivables related to reimbursable indirect project costs that were earned in prior periods, resulting in an understatement of revenue of approximately $57,000 and $52,000 for the years ended December 31, 2003 and 2004, respectively. The error also resulted in a $14,000 overstatement of revenue for the quarter ended March 31, 2005 and a $12,000 understatement of revenue for the quarter ended June 30, 2005. The Company corrected the cumulative effect of this error during the quarter ended September 30, 2005, resulting in an overstatement of grant and contract revenue by approximately $107,000 for the quarter and for the nine-month period ended September 30, 2005.

     The cumulative correction of these errors during the quarter ended September 30, 2005 results in a net understatement of grant and contact revenue and a corresponding overstatement of net loss by approximately $40,000 for the quarter ended September 30, 2005, and a net overstatement of grant and contract revenue and a corresponding understatement of net loss for the nine-month period ended September 30, 2005 of approximately $107,000. Previously issued annual and quarterly financial statements have not been restated, as management does not believe that the impact of these errors is material to the financial statements for the quarter ended September 30, 2005 or to the estimated results of operations for fiscal 2005 or to the financial statements of any period prior to the quarter ending September 30, 2005.

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

     The Company has a stock-based incentive plan, which is described in Note 6. The following table illustrates the effect on the Company's net loss and net loss per share had compensation costs for the incentive plan been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123" ("FAS 148"). Since option grants awarded during 2005, 2004, 2003, and 2002, vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ----------------------------------------------------------
                                                          2004           2005           2004           2005
Net loss as reported                                  $(2,136,626)   $(3,474,257)   $(3,960,230)   $(8,091,934)

Add: Stock-based employee compensation included
  in net loss under APB No. 25                             10,781        209,323         32,343        388,143

Deduct: Total stock-based employee compensation
  expense determined under fair value base method
  for all awards                                         (340,881)      (455,649)    (1,181,949)    (1,356,607)
                                                      ----------------------------------------------------------

Pro forma net loss                                    $(2,466,726)   $(3,720,583)   $(5,109,836)   $(9,060,398)
                                                      ----------------------------------------------------------

Pro forma net loss per share (basic and diluted)           ($0.25)        ($0.14)        ($0.52)        ($0.35)
                                                      ----------------------------------------------------------

     For the purposes of the above pro forma calculations, the fair value of each option granted was estimated on the date of grant using the Black Scholes option pricing model. The weighted-average fair value of all options granted during the three months and nine months ended September 30, 2004 was $2.18 and $2.18 for 2005 was $2.47, and $1.99, respectively. The following table summarizes the assumptions used in computing the fair value of option grants.

                            THREE AND NINE MONTHS ENDED
                                    SEPTEMBER 30,
                            ---------------------------
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

     During the nine months ended September 30, 2005, a consultant (the "Consultant") received 10,184 warrants to purchase shares of Common Stock at an exercise price of approximately $2.49 per share. The warrants expire in March 2010. In April 2005, another consulting company (beneficially owned by a related party) was issued 20,000 warrants to purchase shares of Common Stock at an exercise price of $3.00 per share. The warrants expire in April 2010. Additionally, a consulting company (the "Consultants") received 25,000 warrants in April 2005 and 25,000 warrants in September 2005 to purchase shares of Common Stock at an exercise price of $3.00 per share. Upon six months of satisfactory service from the Consultants' the Company will grant an additional 25,000 warrants at an exercise price of $3.50, at the end of the next subsequent six month period the Company will grant 25,000 warrants at an exercise price of $3.50. The warrants in the aggregate will be limited to a maximum of 100,000 shares and are exercisable for five years from the granting date. The fair value of the Consultant, the Consultants, and the related party warrants at issuance was $18,840, $35,200, $44,000, and $54,250, respectively as estimated by the
     Company's management using the valuation method as described in Note 2.

     In September 2005 individuals associated with a consulting company (the "Consultants") and a consultant (the "Consultant") received 30,000 and 10,000 options to purchase shares of Common Stock at an exercise price of $2.85 per share. The fair value of the Consultants and Consultant options at issuance was $71,400 and $23,800 as estimated by the Company's management using the valuation method as described in Note 2.

     During the nine months ended September 30, 2005 investors exercised warrants associated with bridge note financing in 1999 for the purchase of an aggregate of 217,964 shares of Common Stock. The Company received proceeds from the exercise of Bridge Note warrants totaling $2,179. In August 2005, two persons exercised warrants associates with the Series A financing in 2000 for the purchase of an aggregate of 26,518 shares of Common Stock. The Company received proceeds from the exercise of Series A Warrants totaling $102,625.

4.   NET LOSS PER SHARE

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For all periods presented, the Company reported a net loss and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. In addition, for all periods presented, 227,044 shares of Common Stock were held in escrow. These shares have been excluded from the calculation of basic and diluted per share amounts.

     The calculation of net loss per share, basic and diluted, is as follows:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                      COMMON
                                                     NET LOSS         SHARES        PER SHARE
                                                    (NUMERATOR)    (DENOMINATOR)     AMOUNT
     The nine months ended September 30, 2004
        Basic and diluted                          $ (3,960,230)       9,919,031      ($0.40)
                                                   -------------   -------------   ----------
     The nine months ended September 30, 2005
        Basic and diluted                          $ (8,091,934)      25,597,929      ($0.32)
                                                   -------------   -------------   ----------

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                      COMMON
                                                     NET LOSS         SHARES        PER SHARE
                                                    (NUMERATOR)    (DENOMINATOR)     AMOUNT

     The three months ended September 30, 2004
        Basic and diluted                          $ (2,136,626)       9,919,031      ($0.22)
                                                   -------------   -------------   ----------
     The three months ended September 30, 2005
        Basic and diluted                          $ (3,474,257)      25,824,472      ($0.13)
                                                   -------------   -------------   ----------


     Common stock equivalents and shares issuable upon conversion of redeemable convertible preferred stock which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                             2004                      2005
                                    -----------------------   ----------------------
                                                  WEIGHTED                 WEIGHTED
                                     WEIGHTED      AVERAGE     WEIGHTED     AVERAGE
                                     AVERAGE      EXERCISE     AVERAGE     EXERCISE
                                      NUMBER        PRICE       NUMBER       PRICE
                                    ----------   ----------   ----------   ---------
     Options                         3,381,530      $3.15      4,884,886     $2.87

     Warrants                          674,326       2.62      1,808,320      2.85

     Convertible Preferred Stock     8,187,259                         -
                                    ----------                ----------
               Total                12,243,115                 6,693,206
                                    ----------                ----------


                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             2004                      2005
                                    -----------------------   ----------------------
                                                  WEIGHTED                 WEIGHTED
                                     WEIGHTED      AVERAGE     WEIGHTED     AVERAGE
                                     AVERAGE      EXERCISE     AVERAGE     EXERCISE
                                      NUMBER        PRICE       NUMBER       PRICE
                                    ----------   ----------   ----------   ---------
     Options                         3,540,755      $3.09      5,301,121     $2.86

     Warrants                          674,326       2.62      1,743,627      2.97

     Convertible Preferred Stock     8,187,259                         -
                                    ----------                 ----------
               Total                12,402,340                 7,044,748
                                    ----------                 ----------

5.   COMMITMENTS AND CONTINGENCIES

     1.   OPERATING LEASE

          On September 22, 2003, the Company entered into a lease for office space with a term from December 1, 2003 through November 30, 2006. Minimum rent for the lease is initially $125,000 per annum with a 3% rent escalation every 12 months thereafter, payable in equal monthly instalments, except that no rent payment was due for the first 60 days of the lease term (the "Free Rent Period"). In addition, upon execution of the lease, the Company paid a security deposit of $31,250. The Company is also required to pay additional rent, as defined. The Company recognizes rental expense for leases with rental holidays on the straight-line basis over the life of the lease. For the nine months ended September 30, 2004 and 2005, the Company recognized rent expense of $90,625 and $92,159, respectively. Deferred lease liability as of September 30, 2005 consisted of $11,920, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.

          On May 1, 2005, the Company entered into a lease for the Boston office space with a term from May 1, 2005 through May 1, 2008. Minimum rent for the lease is payable in equal monthly instalments of $6,810 over the lease term. For the nine months ended September 30, 2005, the Company recognized rent expense of $34,050.

     2.   RESEARCH COLLABORATION, LICENSING AND CONSULTING AGREEMENTS

     (i) As part of the formation of the Company, in September 2000, the Company assumed a license agreement between the Predecessor Company and Stuart Weg, M.D. The license granted the Company exclusive worldwide rights, including the right to grant sublicenses, for the intellectual property surrounding transnasal ketamine. In connection therewith, the Company made an upfront payment to Dr. Weg, Herbert Brotspies, and Calgar & Associates (collectively the "Founders") and issued the Founders shares of Common Stock, of which a portion is held in escrow and will be released to the Founders, if at all, upon the successful completion of the Phase III trial. The issuance of the shares from escrow is not contingent on the Founders' performance. The Company also reimbursed the Founders for patent and other costs. The Company will pay semi-annual royalty payments to the Founders based on a percentage of net sales of transnasal ketamine by the Company or its sublicensees. In addition, the Company shall pay the Founders a defined percentage of all sublicensing fees or other lump sum payments. Under the terms of the license agreement, the Company is also obligated to make aggregate future payments upon the earlier of certain defined dates or satisfaction of certain clinical and regulatory milestones, which includes the filing of a New Drug Application ("NDA") with the Food & Drug Administration ("FDA"), the approval of an NDA by the FDA and the first commercial sale of a licensed product. A defined percentage of such milestone payments shall be creditable against royalties earned; provided, however, that in no event shall royalties earned be reduced by more than a certain percentage in any applicable semi-annual period. The Company may satisfy a portion of the milestone payments through the issuance of shares of Common Stock of the Company; provided that the Company is publicly traded at the time such milestone payment accrues. In April 2003 the license agreement was amended (Amendment No. 1) to allow for the payment of the August 2003 milestone to be paid in cash and Series C stock. The Founders agreed to accept 65,360 shares of Series C Stock, valued at $100,000 plus $150,000 in cash as payment in full for the milestone. In November 2004, the license agreement was amended

          (Amendment No. 2) with Dr. Stuart Weg to defer payment of the $500,000 milestone from August 25, 2004, to a date on or before December 31, 2004. The Company is required to pay interest, at a rate of 4.75% per annum, on the amount of the milestone payment for the period from August 25, 2004 to the amended payment date. On December 21, 2004 the Company paid the milestone payment plus accrued interest totaling $507,964. During the year end ended December 31, 2004 the Company accrued $500,000 for the final milestone payment to Dr. Weg, Herbert Brotspies and Calgar & Associates. On April 7, 2005, the Company, entered into an agreement and issued 169,735 shares of Common Stock as settlement of this final milestone payment, under the License Agreement, dated February 25, 1998. The fair value of the shares issued was $500,000, as determined by the equity price of $2.95 on the date of grant.

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

6.   STOCK INCENTIVE PLAN

     As of September 30, 2005, under the 2005 Plan, options for the purchase of an aggregate of 3,786,555 shares of Common Stock have been granted and outstanding. The number of options remaining to be granted was 1,213,445. In addition, as of September 30, 2005 the Company had outstanding 1,184,058 options which were granted outside of the Plan.

     In the nine months ended September 30, 2005, the Company granted to 21 individuals a total of 1,313,750 stock options with a range of exercise price from $1.90 to $3.45 per share, vesting from a range of immediately to three years. The deemed per share fair value of the Company's Common Stock at the time of the stock option grant was $1.90 to $3.45, based upon the quoted market price on the date of the grant. Accordingly, no unearned compensation was recorded. As of the nine months ended September 30, 2005 a total of 239,770 options were canceled, the weighted average price was $1.95. For the nine months ended September 30, 2004 and 2005 the total amortized compensation expense associated with the options previously granted totaled $32,343 and $388,143, respectively.

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

     On June 27, 2005 the Company offered to each of the Private Placement Investors an option to receive either cash or Common Stock shares as payment for the liquidated damages. The majority of the Private Placement Investors elected to take Common Stock Shares instead of cash. A total of 140,867 Common Stock shares were issued as liquidated damages. The fair value of the shares issued was $373,299, as determined by the equity price of $2.65 on the date of grant July 5, 2005. Upon issuance of the Common Stock shares the difference between the June 27, 2005 stock price of $2.35 and the July 5, 2005 stock price of $2.65, totaling $42,260, was charged to general and administrative expenses. A total of twelve Private Placement Investors elected the cash payment totaling $94,000.

8.   SUBSEQUENT EVENT

     On November 7, 2005 the Company closed a private placement consisting of the sale of 14,222,215 shares of Common Stock and warrants ("Investor Warrants") to purchase 711,111 shares of Common Stock for net proceeds of approximately $29.8 million, net of offering expenses of approximately $2.2 million. Each Investor Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.25 per share for 5 years.

     As partial consideration for the sale of the Common Stock and Investor Warrants, warrants ("Placement Warrants") to purchase 853,333 shares of Common Stock were issued to the firms responsible for the financing. Each Placement Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.48 per share for 5 years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes as of December 31, 2004 and September 30, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

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

     We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $59.1 million through September 30, 2005, excluding approximately $3.6 million deemed dividend. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. Research and development activities include costs associated with nonclinical and clinical trials, process development and improvement, clinical and commercial scale manufacturing. General and administrative related costs include salary, temporary and consulting expense in addition to non-cash stock based compensation associated with stock option grants issued to employees and non-employees.

     On September 7, 2005, we completed a merger with Intrac, Inc. (Intrac"), for the purpose of migrating the Intrac corporate entity to Delaware, at which time Javelin Pharmaceuticals, Inc. ("Javelin") continued the business conducted by Intrac. Javelin Pharmaceuticals was incorporated in July 2005 in the State of Delaware by Intrac, a Nevada corporation.

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

     Since our inception, we have incurred approximately $44.9 million of research and development costs. The major research projects undertaken by us include the development of Dyloject(TM), Rylomine(TM) and PMI-100/150. Total research and development costs incurred to date for each of these products was approximately $6.1 million, $9.7 million and $8.9 million, respectively. In addition, there was approximately $1.6 million of research and development costs incurred since inception which do not relate to our major research projects and we incurred a charge of approximately $18.6 million related to our merger with Pain Management, Inc. and the acquisition of a licensing agreement.

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

     Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we will not generate revenues from product sales during the year ending December 31, 2005. Management estimates that we have sufficient cash resources to fund our planned operations beyond twelve months. The Company may raise additional funds through the private and/or public sale of its equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that the sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.

RESULTS OF OPERATIONS

     REVENUES. With the exception of revenues derived from government grants and contracts, we have generated no operating revenues since our inception and do not expect operating revenues for the foreseeable future. In October 2000, the Company had received a grant of $1.2 million from the U.S. Department of Defense ("DOD"). In May 2003, the DOD extended funding of the development of PMI-100/150 by awarding the Company a $4.3 million contract. The DOD reimburses us for certain research and development costs related to the PMI-100/150 development program which can fluctuate from period to period. The DOD contract was the sole source of contract and grant revenue. The DOD contract is billed monthly as costs are incurred.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     REVENUES. Grant and contract revenue decreased to approximately $99,000 from $149,000 for the three months ended September 30, 2005 and 2004, respectively. Grant and contract revenue decreased for the three months ended September 30, 2005 primarily due to lower direct and indirect reimbursable research and development costs.

     During the quarter ended September 30, 2005, the Company noted two errors in its accounting for government grant and contract revenue. During the quarter ended June 30, 2005, the Company had overstated grant and contact revenue and grants receivable by approximately $147,000 due to an error in the allocation of costs among projects which decreased earnings per share by $0.01. The Company corrected this error during the quarter ended September 30, 2005, resulting in an understatement of grant and contract revenue and an overstatement of net loss by $147,000 for the quarter. In addition, the Company had not been appropriately recognizing revenue and receivables related to reimbursable indirect project costs that were earned in prior periods, resulting in an understatement of revenue of approximately $57,000 and $52,000 for the years ended December 31, 2003 and 2004, respectively. The error also resulted in a $14,000 overstatement of revenue for the quarter ended March 31, 2005 and a $12,000 understatement of revenue for the quarter ended June 30, 2005. The Company corrected the cumulative effect of this error during the quarter ended September 30, 2005, resulting in an overstatement of grant and contract revenue by approximately $107,000 for the quarter and for the nine-month period ended September 30, 2005. The cumulative correction of these errors during the quarter ended September 30, 2005 results in a net understatement of grant and contact revenue and a corresponding overstatement of net loss by approximately $40,000 for the quarter ended September 30, 2005, and a net overstatement of grant and contract revenue and a corresponding understatement of net loss for the nine-month period ended September 30, 2005 of approximately $107,000.

     Previously issued annual and quarterly financial statements have not been restated, as management does not believe that the impact of these errors is material to the financial statements for the quarter ended September 30, 2005 or to the estimated results of operations for fiscal 2005 or to the financial statements of any period prior to the quarter ending September 30, 2005.

     Interest income increased for the three months ended September 30, 2005 and 2004 to approximately $55,000 and $2,000, respectively. The increase was the result of higher cash balances as compared to the prior period.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $2.4 million from $1.9 million for the three months ended September 30, 2005 and 2004, respectively. The increase in research and development expense resulted from the advancement of each of our three late stage product candidate development programs.

     Research and Development salary and related benefit and temporary labor expenses increased as compared to the same period of the prior year by approximately $303,000, after approximately $236,000 of salary and benefit expense was reallocated to general and administrative expense. The increase is primarily due to the increase in new personnel associated with each of the three product development teams.

     Clinical manufacturing and process development expense increased by approximately $33,000 as compared to the same period of the prior year, and was associated with the manufacture and supply of drug product for clinical trials and the ongoing Dyloject(TM) and Rylomine(TM) formal stability programs. Clinical trial expense increased by approximately $660,000 as compared to the same period of the prior year and was associated with an increase in the number of actively enrolling clinical trials in the Dyloject(TM), Rylomine(TM) and PMI-150 development programs. Consulting and regulatory expense increased by approximately $219,000 and was associated with the preparation, submission and filing of the Dyloject(TM) marketing authorization application to the UK regulatory agency. Expenses associated with the achievement of certain clinical and regulatory milestones under the terms of the PMI-150 license agreement decreased by approximately $500,000 as compared to the same period of the prior year.

     We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates pass from mid stage clinical trials to late stage clinical trials and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to approximately $1.2 million for the three months ended September 30, 2005 from approximately $338,000 for the three months ended September 30, 2004.

     Salary and related benefit expenses increased by approximately $84,000 due to the increase of executive and managerial level personnel, after approximately $236,000 of research and development salary and benefit expense was reallocated to general and administrative expense. Higher salary and benefit expense was partially offset by a decrease of approximately $43,000 in temporary labor expense and $67,000 in consulting expense. Non-cash compensation increased approximately $344,000 from amortization of deferred stock option expense, option expense and warrant expense. Recruiting expenses associated with the hiring of new employees increased by approximately $46,000. Due to activities associated with being a public company, we encountered higher investor/public relations, travel, insurance and postage/shipping expenses of approximately $77,000, $69,000, $34,000 and $11,000, respectively. Rent and office expense associated with the opening of our new Cambridge, Massachusetts office increased by approximately $20,000 and $12,000 respectively.

     Difference in the fair value of Common Stock shares granted in connection with liquidated damages associated with our December 2004 financing totaled approximately $42,000.

     We expect general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     REVENUES. Contract revenue increased to approximately $1.1 million from approximately $775,000 for the nine months ended September 30, 2005 and 2004. The increase is attributable to increased billable activity related to direct and indirect costs associated with DOD contract. Billable expenditures may fluctuate from period to period due to the timing and scope of the reimbursable activity associated with certain subprojects in the PMI-150 product development plan.

     Interest income increased for the nine months ended September 30, 2005 and 2004 to approximately $102,000 and $8,800, respectively. The increase was the result of higher cash balances as compared to the prior period.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $5.8 million and $3.5 million for the nine months September 30, 2005 and 2004, respectively. The increase in research and development expense resulted from the advancement of each of our three late stage product candidate development programs.

     Salaries and temporary labor expense increased as compared to the same period of the prior year by approximately $235,000. The increase is primarily due to the addition of new employees to each of the three product development teams.

     Clinical manufacturing and process development expense increased by approximately $375,000 as compared to the same period of the prior year, and was associated with the manufacture and supply of drug product for clinical trials, Dyloject(TM) stability program and Rylomine(TM) manufacturing and formal stability program. Clinical trial expense increased by approximately $1.9 million as compared to the same period of the prior year and was associated with an increase in the number of patients enrolled into active clinical trials in the Dyloject(TM), Rylomine(TM) and PMI-150 clinical development programs. Consulting and regulatory expense increased by approximately $260,000 and was associated with the Rylomine(TM) European regulatory activities in addition to preparation, submission and filing of the Dyloject(TM) marketing authorization application to the UK regulatory agency. Expenses associated with the achievement of certain clinical and regulatory milestones under the terms of the PMI-150 license agreement decreased by approximately $500,000 as compared to the same period of the prior year.

     We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates pass from mid stage clinical trials to late stage clinical trials and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to approximately $3.5 million for the nine months ended September 30, 2005 from approximately $1.2 million for the nine months ended September 30, 2004.

     Salary and related benefit expenses increased by approximately $633,000 due to the increase of executive and managerial level personnel and was partially offset by decrease in consulting and temporary labor costs of approximately $261,000. Relocation and recruiting expenses associated with the new personnel totaled approximately $66,000 and $193,000, respectively. Non-cash compensation increased approximately $581,000, from amortization of deferred stock option expense, option expense and warrant expense. Due to activities associated with being a public company, we encountered higher investor/public relations, insurance, legal, travel, accounting and messenger service expenses, approximately $141,000, $107,000, $103,000, $100,000, $40,000, and $14,000,
respectively. Rent and office expense associated with the opening of our new Cambridge, Massachusetts office increased by approximately $34,000 and $13,000 respectively. Taxes increased by approximately $23,000 associated with our incorporation into the State of Delaware. Liquidated damage costs associated with our December 2004 financing totaled approximately $467,000.

     We expect general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and contract revenue primarily from the U.S. Department of Defense. We intend to continue to use the proceeds from these sources to fund research and development activities, capital expenditures, working capital requirements and other general purposes. As of September 30, 2005, we had cash and cash equivalents of approximately $6.3 million.

     On November 7, 2005 the Company closed a private placement consisting of the sale of Common Stock and Warrants for net proceeds of approximately $29.8 million (see Note 7, Subsequent Event). In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of Common Stock at $2.95 per share in a private placement. Management estimates that we have sufficient cash resources to fund our planned operations beyond twelve months. The Company may raise additional funds through the private and/or public sale of its equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

     As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $59.1 million net loss, excluding approximately $3.6 million deemed dividend, attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses.

     We expect our cash requirements for operating activities will increase due to the following future activities:

     o Conduct remaining nonclinical programs, including carcinogenicity studies to support both Rylomine(TM) and PMI-100/150 product and supplemental regulatory submissions;

     o Conduct clinical programs, including Phase III clinical trials to support product and supplemental regulatory submissions;

     o Continue to support Good Manufacturing Practice ("GMP") drug supply requirements of our nonclinical and clinical trials; complete formal stability testing, analytical development, methods development, specification development and commercial scale-up;

     o    Maintain, protect and expand our intellectual property;

     o    Develop expanded internal infrastructure; and

     o    Hire additional personnel.

     Cumulative from inception to September 30, 2005, net cash used in operating activities was approximately $33.8 million. For the nine months ended September 30, 2005 and 2004, net cash used in operating activities was $8.5 million and $2.6 million, respectively. The fluctuation in net cash used between the comparable periods is primarily due to the increased research and development expenditure activity in 2005. Also, during 2005 our outstanding payables decreased by approximately $1.2 million consisting of $904,000 in payments for operating expenses and approximately $323,000 in payments to former executive management. Our outstanding receivable from the DOD increased approximately $254,000 for the nine months ended September 30, 2005.

     From inception through September 30, 2005, net cash used in investing activities was approximately $285,000 primarily due to the acquisition of manufacturing equipment, furniture and fixtures and office equipment. Net cash used in investment activities was approximately $75,000 for the nine months ended September 30, 2005 as compared to approximately $112,000 for the nine months ended September 30, 2004. Fluctuations in net cash used in/provided by investing activities since inception are due primarily to changes in capital expenditures. From inception to September 30, 2005, capital expenditures have not been material resulting from our use of contract manufacturing facilities. We expect that cash used for investing activities will increase over the next few years, associated primarily with investment in commercial scale manufacturing and filling equipment required for the advancement of our product candidates to late stage development and commercial production.

     From inception through September 30, 2005, net cash provided by financing activities was approximately $40.4 million. For the nine months ended September 30, 2005 we received proceeds from the exercise of warrants and options of approximately $105,000. There was no change in cash used for financing activities for the nine months ended September 30, 2004.

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

INCOME TAXES

     As of September 30, 2005, we had approximately $29 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2018 and 2024. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of
1934) as of September 30, 2005 have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2005 to ensure that information relating to the Company and its consolidated subsidiary were recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

     Subsequent to the quarter ended September 30, 2005, the Company experienced turnover in a key financial management position. The Company has recruited a temporary replacement for this position and is actively recruiting qualified candidates for a permanent replacement. The Company is also actively recruiting additional financial personnel to meet the needs of our anticipated future growth. Except as noted above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In August 2005, one person exercised options for the purchase of an aggregate of 1,241 shares of Common Stock. In August 2005, two persons exercised Series A Warrants for the purchase of an aggregate of 26,518 shares of Common Stock. In the three months ended September 30, 2005, seventeen persons exercised 1999 Bridge Warrants for the purchase of an aggregate of 175,016 shares of Common Stock.

     In July 2005, we issued for an aggregate of 140,867 shares of Common Stock for liquidation damages associated with a 2004 financing.

     In September 2005, we granted to an entity as part of an engagement fee warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $3.00 per share, exercisable for five years.

     In September 2005, one person and one entity were granted options in consideration for services rendered to purchase up to 10,000 and 30,000 shares of Common Stock, respectively. The options were granted at exercise price of $2.85 per share, exercisable for ten years.

     The warrants and Common Stock shares were granted pursuant to exemption from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof as the holders represented that they were taking the securities for investment and there are transfer restrictions on the certificates for the warrants and shares of Common Stock.

ITEM 6. EXHIBITS

     10.1 Common Stock Purchase Agreement, dated September 30, 2005 with The Investor Relations Group Inc.

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


                                         Javelin Pharmaceuticals, Inc.
                                         -----------------------------
                                         (Registrant)


Date: November 18, 2005                       /s/ Daniel B. Carr
                                         -----------------------------
                                         Daniel B. Carr
                                         Chief Executive Officer



Date:  November 18, 2005                      /s/ Douglas A. Hamilton
                                         -----------------------------
                                         Douglas A. Hamilton
                                         Chief Operating Officer and
                                         Chief Financial Officer