Form 10-K
period 2005-12-31
JAVELIN PHARMACEUTICALS, INC
filed 2006-04-14
CIK 50710

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-31114

JAVELIN PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0471759
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

130 West 42nd Street, 12th Floor, New York, NY 10036
(Address of principal executive offices) (Zip Code)

(212) 554-4550
(Registrant’s telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act (check one):
Yes [ ] No [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 2006 $138,997,496.

Index

The number of shares of the registrant’s common stock outstanding as of March 1, 2006: 40,404,977 shares.

DOCUMENTS INCORPORATED BY REFERENCE: [None.]

Index

INDEX

Index

PART I.

ITEM 1.	BUSINESS

Background

Javelin Pharmaceuticals, Inc. (“Javelin”) was incorporated in July 2005 in the State of Delaware by Intrac, Inc., a Nevada corporation (“Intrac”), for the purpose of migrating the Intrac corporate entity to Delaware. The migratory merger was effective on September 7, 2005, at which time Javelin continued the business previously conducted by Intrac. In December 2004, Innovative Drug Delivery Systems, Inc. (“IDDS”), a private corporation merged with a subsidiary of Intrac, which was then a public shell, for the purpose of becoming a public entity. Intrac had been formed in September 2000 and had ceased business operations in 2001. Upon the Intrac-IDDS merger, the former IDDS stockholders became holders of approximately 95.5% of the Intrac shares outstanding after the merger. IDDS executive officers and directors then also became our executive officers and directors. These persons now comprise substantially all of our executive officers and directors. The shares of common stock described in this report give effect to the IDDS merger and the migratory merger.

Overview

We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical need primarily in the pain management market. We are developing simple and user-friendly products, including new modes and routes of delivery for drugs optimized for relieving moderate-to-severe pain. In doing so, we intend to offer novel proprietary products that in some cases can be administered in a less invasive manner and generally should offer either improved safety or efficacy, or both, when compared to the currently available formulations on the market. In addition, the product choices currently available for the treatment of moderate-to-severe pain are limited in the doses that may be given due to side effects, including cardiovascular depression, tolerance and addiction, respiratory depression, constipation, sedation and general diminution of quality of life. Our product candidates are focused, in part, on treating a variety of pain disorders ranging from acute and episodic moderate-to-severe pain associated with breakthrough cancer pain, post-operative pain, post-trauma pain, such as orthopedic injury pain, procedural pain and burn pain. We believe that our products, assuming regulatory approvals, will offer the medical community and patients significant benefit and alternatives to the prescription pain medications available to pain sufferers today.

Our plan of operations for the next 12 months involves conducting the necessary research and development to advance each of our three late stage product candidates, Dyloject™, Rylomine™ and PMI-150, through the drug development process. The development program is designed to support global product registration, although special emphasis is placed upon U.S. and European filings for drug approval and product registration. Currently, Rylomine™, Dyloject™ and PMI-150 are in the Phase II product development stage based upon U.S. regulatory classification. Over the coming year, development activity will focus on fulfilling the manufacturing requirements and generating the necessary clinical data to support the submission package in request of the FDA End-of-Phase II meeting and the initiation and implementation the phase III development plan. The End-of-Phase II meeting is required in order to progress into Phase III trials and ultimately product registration. The FDA typically targets scheduling of the End-of-Phase II meeting within six weeks of the meeting request, if accepted. If not accepted, the FDA informs the company of insufficiencies necessary to rectify in order to reschedule. The design, timing and cost of the Phase III development program will be largely determined by the clinical safety and efficacy data and feedback from the FDA at the End-of-Phase II meeting.

Our lead product candidate in Europe is Dyloject™. In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase II/III study for Dyloject™. In September 2005, at the European Society of Regional Anaesthesia and Pain Therapy (ESRA) annual meeting, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled Phase II/III pivotal clinical trail comparing the safety, efficacy and therapeutic equivalency of Dyloject™ to Voltarol®. The MAA submission for approval to sell this product in Europe was filed in September 2005. The MAA review process typically takes one to several years for approval, rejection, or approval subject to completion of additional requirements imposed on the company by the regulatory agency at the time of review completion.

Index

In January 2006, we announced that we had met our primary endpoint of a linear dose response for pain relief over six hours in a Phase IIb US study of Dyloject™. The preliminary results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Dyloject™ to IV ketorolac demonstrated that patients with moderate-to-severe pain after oral surgery who received Dyloject™ or IV ketorolac experienced statistically significant pain relief over six hours compared to patients who received a placebo. In addition, five minutes after intravenous injection, Dyloject™ demonstrated superior onset of pain relief compared to ketorolac as measured by statistically significant reductions in pain intensity and pain relief using both the VAS and categorical scales. The Company intents to hold an End-of-Phase II meeting with the FDA and feedback from the Agency will determine the design, cost and timing for initiation of the US Phase III program.

Rylomine™ and PMI-150 are in Phase II clinical trials. In October 2005, we announced that we had met our primary endpoint of a linear dose response for pain relief over four hours in a Phase IIb study of Rylomine™. In February 2006, at the American Academy of Pain Medicine (AAPM) annual meeting, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Rylomine™ to IV morphine. This study demonstrated that patients with moderate-to-severe pain after orthopedic surgery who received Rylomine™ or intravenous morphine experienced statistically significant pain relief over four hours compared to patients who received a placebo. Over the coming year, we will focus on seeking regulatory and scientific advice from the FDA, French regulatory experts and the EMEA. The results of the clinical trials along with feedback from the regulatory agencies will determine the timing, extent and cost of the US and European Rylomine™ Phase III programs and product filings. Lastly, we are advancing our PMI-150 Phase II clinical trials in the U.S. and pending the results expect to begin Phase III clinical trials in the second half of 2006.

Javelin has licensed the worldwide exclusive rights to develop and commercialize proprietary formulations of Dyloject™ (injectable diclofenac), Rylomine™ (intranasal morphine), and PMI-150 (intranasal ketamine). The existing formulations of these parent drugs, including oral diclofenac, oral and injectable morphine, and injectable ketamine, are well-known prescription medications with well-documented profiles of safety, efficacy and cost-effectiveness.

All three of the product candidates are in mid-to-late stage clinical trials as shown below:

Product candidate	Indication		Development stage
Dyloject™ (injectable diclofenac)	U.S. Europe	Post-operative pain Post-operative pain, anti-inflammatory	Phase II MAA Review
Rylomine™ (intranasal morphine)	U.S. Europe	Acute pain Acute moderate-to-severe pain	Phase II Phase II
PMI-150 (intranasal ketamine)	U.S. Europe	Acute moderate-to-severe pain Acute moderate-to-severe pain	Phase II Phase II

Fulfillment of both European and U.S. regulatory requirements typically takes several years, depending upon the type, complexity and novelty of the product candidate, and requires substantial resources towards product filing and approval. We have successfully completed bioequivalency studies and completed the pivotal clinical program of Dyloject™ for the European markets and in October 2005 our MAA was accepted for review. In the U.S., we expect hold an End-of-Phase II meeting with the FDA for Dyloject™ in 2006. Lastly, we are completing PMI-150 Phase II clinical trials in the U.S. and are expected to begin Phase III clinical trials in the second half of 2006.

Through December 31, 2005, we had invested approximately $46.4 million in research and development activities. The proprietary technology used to develop the product candidates is protected by patents filed and/or approved both in the United States and worldwide. Since inception, we have been awarded approximately $5 million in competitive and peer-reviewed government funding, including contracts from the U.S. Department of Defense and grants from the National Institutes of Health/National Cancer Institute.

Index

Pain Pharmaceuticals Market Overview

The value of the global pharmaceutical market for pain relief was approximately $23 billion in 2004 (www.arrowheadpublishers.com/PainTherapeutics.html). Two-thirds of the dollar volume of the U.S. prescription pain medication market is for drugs used to treat chronic pain, and one-third is for drugs used for indications associated with acute pain. Our products are designed to fulfill unmet and underserved medical needs for a number of moderate-to-severe pain indications, including breakthrough cancer pain, post-operative pain, breakthrough lower back pain, orthopedic injury pain, and burn pain. Despite advances in medicine and the development of new prescription pain medications, we believe that treatment for these indications remains a critical area of unmet and underserved medical need.

Market Opportunity

Despite advances in medicine and the development of new drugs, pain relief remains a critical area of unmet and underserved medical need. Increasingly, patients, advocacy groups, and the media are highlighting the shortcomings of pain management. The Joint Commission for the Accreditation of Healthcare Organizations has recently introduced new standards for pain assessment and control, but the methods to achieve these standards are still not optimal. Commercially available oral pain medications provide a slow onset of pain relief, generally taking 15-20 minutes and sometimes as long as 40 minutes. Undertreatment or overtreatment often results from the difficulty in matching the doses of currently available drugs to the patient’s level of pain. Further, these currently available drugs can be simply ineffective. Other shortcomings of existing pain drugs include poor side effect profiles and the invasive, resource-intensive nature of intravenous administration.

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

Second, Rylomine™ and PMI-100/150 product candidates address patient and provider preferences for self-medication and less invasive administration. Both have IV-like pharmacokinetics without the invasive nature of IV administration or the need for costly and cumbersome patient controlled analgesia devices. These product candidates present a significant opportunity for drug therapy both inside the hospital setting and in other medically supervised settings. The economic benefit is compelling as the nasal route of administration eliminates the need for personnel and equipment necessary to establish an IV line. In addition, a non-invasive route of delivery reduces the incidence of needle-stick injuries and the potential for transmission of blood-born viruses. Finally, the ability to self-regulate provides an important benefit of control to the patient and avoids doses that are higher than necessary to achieve safe and effective management of pain.

Third, Dyloject™ and PMI-100/150 product candidates provide alternatives to the use of opioids such as morphine for treating moderate-to-severe pain. Opioid administration to trauma patients must be undertaken with great caution, vigilance and repeated titration of very small doses due to their recognized risks of lowering blood pressure and causing respiratory depression. PMI-100/150 has been used off-label to treat trauma pain, as it does not have the same potentially lethal, dose-limiting side effects as an opioid. The typical treatment of breakthrough pain requires a combination of various opioids. When used in combination with opioids, ketamine has been reported to reduce the dependence on opioids, thereby reducing the requirement for narcotics, and enhancing the patient’s overall quality of life.

Dyloject™ has the potential to provide an attractive alternative to opioids for the treatment of post-operative pain. Our most significant U.S. competitor in the injectable nonsteroidal anti-inflammatory drugs (“NSAID”) category is ketorolac tromethamine. In January 2006, we announced the results of a Phase IIb US study in which Dyloject™ demonstrated superior onset of action compared to ketorolac, five minutes after intravenous injection. When first launched, this drug had significant sales prior to FDA’s imposing a black box warning limiting the combined duration of IV plus oral use of Toradol® to five days because of the risk of serious adverse events. Oral diclofenac can be used safely in excess of five days and has a considerably superior safety profile. Our

Index

Dyloject™ product candidate would be the first injectable version of diclofenac to be marketed in the U.S. Europe presents a meaningful opportunity for Dyloject™ as well because injectable Voltarol® (diclofenac sodium) has significant drawbacks, including the need to freshly prepare, buffer and dilute at the pharmacy and infuse to the patient slowly over 30 minutes.

Oral diclofenac is a leading prescribed product in the post-operative pain category. Dyloject™ would provide the medical healthcare provider, for the first time, an injectable version of this drug for use in the immediate post-operative, in-hospital period. We anticipate the consistency of parent drug and the drug’s dosage and administration regimen will allow for easy transition from injectable to oral diclofenac when post-operative patients are able to resume oral intake, thereby lowering the barrier to entry and driving product adoption.

Pain Indications

The following describes the five key pain indications targeted by Javelin.

-- Breakthrough Cancer Pain

The prevalence of cancer pain is growing due to the progressive aging of the general population and further increases in cancer survival rates as a result of new therapies and treatments. Cancer pain represents the sum of continuous or baseline pain, for which round-the-clock regimens of long-acting analgesics are generally recommended, plus intermittent or breakthrough pain, for which the current standard of care is to administer as-needed, immediate-release oral opiods (www.ncbi.nlm.nih.gov/books/bv.fcgi?rid=hstat6.chapter.18803). Breakthrough cancer pain is characterized by episodes of acute, moderate-to-sever pain that suddenly flare up and overcome a standing, by-the-clock pain management regimen (www.whocancerpain.wisc.edu/eng/17_4/Interview). This type of pain is particularly difficult to treat due to its severity, rapid onset, and the often unpredictable nature of its occurrence. On average, patients suffering from breakthrough cancer pain experience one to five breakthrough episodes per day. Based upon careful estimates of the prevalence of cancer breakthrough pain conducted both within the US. and internationally (www.whocancerpain.wisc.edu/eng/17_4/Research), we estimate that about two-thirds of the approximately 785,000 patients in the U.S. suffering from moderate-to-severe cancer pain require treatment for breakthrough pain. We believe, based upon the properties that our product candidates have displayed in our clinical trials to date, that one or more of them might provide a faster-acting and more effective alternative treatment for breakthrough cancer pain.

-- Post-Operative Pain

Post-operative pain is typically attributable to acute, moderate-to-severe pain and is the direct result of a surgical procedure and the resulting inflammation associated with the trauma of surgery. Each year in the U.S., 15 million surgeries are performed that require opioid therapy. Post-operative pain following minor surgical procedures is usually treated with oral or parenteral NSAIDs or a weak oral opioid. More invasive surgical procedures require hospitalization for monitoring and management of post-operative pain. Intravenous patient-controlled analgesia (“PCA”) with opioids is the therapy of choice for treating this latter patient population prior to discharge from the hospital. PCA allows a patient to receive drugs on demand by using an infusion pump that is programmed by the physician to intermittently administer a single dose of a drug, typically morphine or a similar opioid, when the patient pushes a button. The addition of parenteral or oral NSAIDs to this regimen is gaining broader use as NSAIDs have been demonstrated to decrease the requirement for opioids. We believe that one or more of our product candidates might be effective for the management of pain following minor surgical procedures and offer a readily acceptable alternative to IV PCA for the management of moderate-to-severe pain and breakthrough pain following major surgical procedures.

-- Breakthrough Back Pain

Lower back pain is the most common medical complaint in developed countries. Thus, the patient population is extremely large, and while a host of physiotherapy, nerve block and surgical approaches are available, analgesics are the mainstay of most therapeutic treatment program. According to the National Institutes of Health, Americans spend $50 million each year on lower back pain

Index

(www.ninds.nih.gov/disorders/backpain/detail_backpain.htm), the most common cause of job-related disability and a leading contributor to missed work. The most severe episodes require the use of opioids. We believe that one or more of our product candidates might effectively treat the subset of patients suffering from breakthrough episodes of lower back pain whose cases are severe enough to be activity-limiting.

-- Orthopedic Injury

Treatment of fractures can involve the realignment of bones, a procedure referred to as reduction. Although fractures and dislocations are generally due to minor injuries, the time leading up to and during reduction of a fracture or the correction of a dislocation is often associated with acute, moderate-to-severe pain. According to the National Center for Health Statistics’ Annual Health Survey published in 2001, there were approximately 15 million emergency department visits due to fractures or dislocations in the U.S. annually in from 1992-1999. (www.cdc.gov/nchs/data/series/sr_13/sr13_150.pdf) We believe that emergency departments have an economic incentive to use any therapy that can speed patient discharge from the hospital and avoid expenses associated with administration of intravenous drugs. We also believe that one or more of our product candidates might satisfy the underserved medical need for agents that are fast-acting, safe, and easily titrated to treat moderate-to-severe pain associated with orthopedic injury in the emergency department setting.

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

Strategy

Our goal is to become a successful specialty pharmaceutical company by focusing our efforts on developing new prescription pain medications that are simple, user friendly and cost-effective for the potential future treatment of patients with underserved pain management needs. Key elements of this commercialization strategy are:

•  Focus on unmet and underserved medical needs in the prescription pain medication market. Despite advances in medicine and the development of new drugs, pain relief remains a critical area of unmet and underserved medical need. Increasingly, patients, advocacy groups and the media are highlighting the shortcomings of pain management. We will continue to focus on developing and commercializing differentiated pain control products that provide the flexibility and versatility required to adequately address the limitations of existing prescription pain drugs.

•  Efficiently select product candidates to minimize risk and maximize opportunity. We will continue to use in-house experience and capabilities in product development, business development, regulatory affairs, risk management and portfolio management to build and maintain an attractive product portfolio and candidate pipeline.

•  Develop new products with reduced clinical and regulatory risk. Following the specialty pharmaceutical business model, we will seek to develop branded pharmaceuticals with novel

Index

formulations, routes of administration, methods and modes of delivery and new indications from existing approved drugs with established safety profiles.

•  Retain sales and marketing rights to product candidates through late stage development. We currently retain U.S. and worldwide marketing and distribution rights for our products. We may retain marketing rights for narrow distribution channels in the U.S. and license out broader distribution channels and non U.S. rights.

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

Dyloject™ (diclofenac sodium injectable)

Background. After operations or trauma, injured tissue becomes inflamed. This inflammation is painful. Common drugs that reduce inflammation fall into two broad classes. First, are the steroids (short for corticosteroids, such as cortisone). These are potent anti-inflammatory drugs but their use even for short intervals carries substantial risks such as weakening of the bones or a tendency towards infections. Thus, corticosteroids are not routinely used after operations. The second class comprises nonsterodial anti-inflammatory drugs (NSAIDs), that include prescription drugs for the treatment of moderate-to-severe pain, as well as the more common and numerous over-the-counter prescription drugs for the treatment of mild-to-moderate pain, such as aspirin. NSAIDs are widely used for all types of pain, but relatively few can treat the moderate-to-severe pain typically experienced following operations. NSAIDs reduce pain and inflammation through several mechanisms, principal among which is their ability to interfere with the enzyme class known as cyclo-oxygenases. This enzyme acts upon certain fatty acids made by the body to generate pain-mediating substances known as prostaglandins. Inhibition of the cyclo-oxygenases by NSAIDS reduces prostaglandin levels decreasing inflammation and thus reducing the pain associated with the inflammatory response. Diclofenac is a prescription NSAID that is widely prescribed to treat post-operative pain due to its combination of effectiveness and tolerability.

Currently available formulations of the popular drug diclofenac are poorly soluble in water. We have successfully improved the solubility of diclofenac by the addition of a doughnut-shaped molecule that has the technical name hydroxypropyl-beta-cyclodextrin (HPβCD). Diclofenac and HPβCD can be formulated to easily dissolve in water. This resultant product is more amenable for injection into a muscle or a vein, where the solubilized material is able to directly enter the bloodstream. HPβCD is one example of a broader family of ring-shaped sugar molecules called cyclodextrins. Cyclodextrins have been used to improve the solubility of many hard-to-dissolve drugs. There are many types of cyclodextrins and most are toxic. Only modified cyclodextrins such as HPβCD are regarded as safe for injection. Our HPβCD is used in higher concentrations in the FDA-approved injectable antifungal drug, Sporanox® (itraconazole).

NSAIDs offer several advantages over opioids for the management of post-operative pain. NSAIDs have limited effects on the central nervous system, do not depress respiration and are non-sedating. This latter attribute is of special importance in short-stay or ambulatory surgery because NSAIDs can provide analgesia without delaying patient discharge from the hospital or outpatient setting. In addition, NSAIDs are also useful in patients who for any reason are unable to take opioids. About a decade ago it became clear that there are at least two forms of the enzyme cyclo-oxygenase (abbreviated “COX”). COX 1 plays a role in protecting the stomach from forming ulcers, and also for allowing blood to clot in the first minute after a cut or incision. COX 2 becomes active after inflammation or trauma, and also is important for normal kidney function. The recognition that COX 1 and COX 2 serve different functions led to the development and wide use of drugs that selectively inhibited COX 2 and not COX 1, based upon the potential for such drugs to reduce pain and inflammation with fewer stomach ulcers, and less effect upon blood clotting, than the nonselective NSAIDs. However, in the past several years it has also become clear that some COX 2 inhibitors (also called “coxibs”) interfere with the health of blood vessels in the heart and those going to the brain,

Index

and increase the risk of heart attack or stroke. The expanding concerns about heart attacks and strokes associated with long-term use of COX 2 inhibitors and, most recently, naproxen do not necessarily apply to the short-term, perioperative administration of these compounds for acute pain. Clinical trials to date have not demonstrated increased cardiovascular and cerebrovascular risk associated with the short-term use of COX 2 inhibitors and naproxen to treat acute postsurgical pain. On the other hand, clinician’s global concerns including fears of litigation associated with any medical complications after prescribing oral or injectable COX 2 inhibitors may reduce the current and projected market share of COX 2 inhibitors for the treatment of acute pain. Diclofenac is not considered to be a selective COX 2 inhibitor because it inhibits COX 1 and COX 2 alike.

There still exists an underserved medical need for a safe and effective injectable NSAID in the hospital setting. For example, ketorolac tromethamine is an injectable NSAID that had significant sales prior to FDA’s imposing a black box warning limiting the combined duration of IV plus oral use to five days because of the risk of serious adverse events. Oral diclofenac can be used safely in excess of five days and has a safety profile, considered superior to oral ketorolac. Diclofenac is currently approved for use in the U.S. in a variety of oral formulations as well as a topical and ophthalmic formulation. An injectable formulation of diclofenac is commercially available in Europe, but has significant drawbacks, including the need to buffer and dilute it at the pharmacy and a lengthy infusion period (over thirty minutes). The development of injectable formulations of diclofenac has been limited by the drug’s poor solubility. We believe that the proprietary formulation of injectable diclofenac that we are developing has the potential to overcome these issues and to provide an effective and safe treatment of moderate-to-severe acute pain.

Clinical Results. Dyloject™ is in development in the U.S. for the treatment of post-operative pain and in Europe for the treatment of acute forms of pain, including renal colic, exacerbations of osteo- and rheumatoid arthritis, acute back pain, acute gout, acute trauma, pain associated with fractures in addition to post-operative pain.

Initial studies of Dyloject™, when administered by intravenous or intramuscular injection, have demonstrated its safety along with a safe rapid onset of action. Dyloject™ has also demonstrated bioequivalence to Voltarol®. Published results from a Phase II 269-patient randomized, placebo-controlled, double-blind clinical trial demonstrated that Dyloject™ provides a rapid drop in post-operative pain intensity. At all dosage levels tested, Dyloject™ provided statistically significant post-operative pain relief through 6 hours (p <0.05) and was safe and well-tolerated by patients. The results of this clinical study were published in 2000 in the European Journal of Clinical Pharmacology.

In October 2003, we completed a randomized, four-way cross-over Phase I trial comparing the pharmacokinetics, bioequivalence and safety of Dyloject™ to Voltarol®. Dyloject™ was bioequivalent to Voltarol® regardless of intravenous infusion time as defined and required by the Medicines and Health Products Regulatory Agency (“MHRA”).

In March 2004, we completed a randomized, four-way cross-over Phase I clinical study comparing the pharmacokinetic, bioequivalence and safety of Dyloject™ to Voltarol® when administered intravenously and intramuscularly. Dyloject™ was found to be bioequivalent to Voltarol® regardless of the route of administration and was safe and well tolerated.

In July 2004, we initiated a randomized, double-blind, placebo- and comparator-controlled Phase II/III pivotal clinical trail comparing the safety, efficacy and therapeutic equivalency of Dyloject™ to Voltarol®. In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase II/III study. In September 2005, at the European Society of Regional Anesthesia and Pain Therapy (ESRA) annual meeting, we presented the final results of this randomized, double-blind, placebo- and comparator-controlled Phase II/III pivotal clinical trial comparing the safety, efficacy and therapeutic equivalency of Dyloject™ to Voltarol®. An MAA (marketing authorization application) submission for approval to sell this product in Europe was filed in September 2005 and the MHRA granted allowance in October 2005. The review and approval process typically takes one to several years for approval, rejection, or approval subject to completion of additional requirements imposed on the company by the regulatory agency at the time of review completion.

In January 2006, we announced that we had met our primary endpoint of a linear dose response for pain relief over six hours in a Phase IIb US study of Dyloject™. The preliminary results of this randomized, double-

Index

blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Dyloject™ to IV ketorolac demonstrated that patients with moderate-to-severe pain after oral surgery who received Dyloject™ or IV ketorolac experienced statistically significant (p<0.05) pain relief over six hours compared to patients who received a placebo. In addition, five minutes after intravenous injection, Dyloject™ demonstrated superior onset of pain relief compared to ketorolac as measured by statistically significant (p<0.05) reductions in pain intensity and pain relief using both the VAS and categorical scales.

Rylomine™ (intranasal morphine)

Background. Rylomine™ is in development in the U.S. and Europe for the treatment of acute moderate-to-severe pain and breakthrough pain. Breakthrough pain is acute pain that overcomes or breaks through a patient’s fixed, by-the-clock doses of pain medicine. Morphine, the active pharmaceutical ingredient in Rylomine™, is the analgesic standard to which all other opioids are usually compared, and has potent effects upon the mu-opioid receptor that is found in many nerve cells with pain pathways. When morphine binds to this receptor, it interferes with the transmission of pain signals from nerve endings and across nerve pathways to the spinal cord and brain. The power of morphine to reduce the level of physical distress places it among the most important naturally occurring compounds. Morphine is a strong analgesic used for the relief of moderate-to-severe acute and chronic pain, pre-operative sedation, and as a supplement to anesthesia. It is the drug of choice for treating moderate-to-severe pain associated with, in part, surgical operations, myocardial infarction and cancer.

ChiSys™ Delivery Platform. We have a proprietary drug delivery technology that allows us to deliver morphine and to achieve therapeutic blood levels of the drug in a predictable fashion that was previously unattainable when administered through the nasal route. The key to this technology is ChiSys™, a naturally occurring carbohydrate polymer that, while pharmaceutically inert by itself, enhances the absorption of compounds across mucosal membranes such as those of the nasal cavity, and thereby provides the potential to deliver drugs through such routes. This enhancement of drug delivery is particularly important for compounds such as morphine that are poorly absorbed across mucosal barriers, in particular, the nasal membrane. The contribution of ChiSys™ to enhancing mucosal drug absorption is reported to be due to several factors including its potent mucoadhesive property, which prevents drug washout.

Conventional oral formulations of morphine do not provide rapid relief of pain in many patients. Aside from its slow and variable onset of action, oral morphine demonstrates considerable patient-to-patient variability in absorption. Clinicians therefore must rely on injection of morphine into a muscle or a vein to assure rapid and effective pain relief. Administration of injectable morphine requires professional assistance or hospitalization. Therefore, alternative formulations of morphine that are easy to administer by a patient or caregiver, and deliver rapid onset of action with clinically meaningful blood levels of active drug would provide significant medical benefit. We believe that Rylomine™ represents such an alternative nasal formulation that combines patient convenience, ease of use, and cost-effectiveness with rapid onset of pain relief and well-accepted potency equivalent to injectable delivery routes.

Previous single- and multiple-dose Phase I clinical studies of Rylomine™ have demonstrated similar pharmacokinetics to intravenous morphine. Rylomine™ is rapidly absorbed to produce blood levels of morphine typically associated with analgesic effectiveness. These data were presented at the 2002 International Association for the Study of Pain 10th. World Congress on Pain, in San Diego, CA.

In December 2002, we completed a large randomized, placebo- and comparator-controlled, double-blind, phase II trial evaluating the safety and effectiveness of Rylomine™ in 225 patients suffering from moderate-to-severe post-operative pain. Rylomine™ provided statistically superior pain relief as compared to placebo (p <0.05) with appreciable pain relief occurring five to ten minutes following nasal administration. Rylomine™ delivered a statistically similar onset of action and total pain relief outcome as compared to intravenous morphine infused over 10 minutes. Rylomine™ also demonstrated a lower side effect profile and faster onset of action compared to oral morphine.

In October 2005, we announced that we had met our primary endpoint of a linear dose response for pain relief over four hours in a Phase IIb study of Rylomine™. In February 2006, at the American Academy of Pain Medicine (AAPM) annual meeting, we presented the final results of this randomized, double-blind, placebo- and

Index

comparator-controlled clinical trial comparing the safety and efficacy of Rylomine™ to IV morphine. Patients with moderate-to-severe pain after orthopedic surgery who received Rylomine™ 15 mg or 30 mg or intravenous morphine 7.5 mg experienced statistically significant (p <0.01) pain relief over four hours compared to patients who received a placebo. One nasal spray of Rylomine™ 7.5 mg was determined to be the minimally effective dose and equivalent to a 5 mg bolus IV injection of morphine. In this study, Rylomine™ 7.5 mg and 15 mg were effective at relieving pain over 24 hours with the higher dose showing superior efficacy and the lower dose showing better tolerability. There were no serious adverse events and most side effects were reported as mild to moderate in intensity. General side effects were dose related and typical of morphine administration. Local adverse events were typical of nasally administered drugs and included bad taste, nasal congestion, nasal discomfort, throat irritation, sneezing and rhinorrhoea.

PMI-100/150 (intranasal ketamine)

Background. PMI-100/150, a proprietary nasal formulation of ketamine, is currently under development by us for treatment of acute moderate-to-severe pain, including breakthrough pain. Ketamine, a non-opiate, is an N-methyl-D-aspartate (“NMDA”), receptor antagonist that has been in clinical use for over 30 years as a general anesthetic. Since its approval by the FDA, ketamine has been safely used as an anesthetic in tens of thousands of patients. NMDA receptors are located in the central nervous system and play a role in the perception of acute and chronic pain as well as in the development of analgesic tolerance to opioids. Ketamine blocks NMDA receptors and therefore is a logical drug candidate for use as an analgesic for syndromes associated with acute pain, as well as breakthrough pain. Ketamine, at lower doses than that approved for use as an anesthetic, has been reported in the medical literature to be an effective analgesic in settings such as post-operatively, during medical procedures, and for neuropathic pain.

As reported in recent medical literature, the use of ketamine as an analgesic, while not yet approved by the FDA, is gaining clinician acceptance as a result of its effectiveness and minimal impact on cardiovascular and respiratory functions. Since ketamine is not approved for use as an analgesic, physicians have resorted to using the drug off-label. We believe that an FDA-approved formulation of ketamine for the treatment of moderate-to-severe pain will provide physicians with an accepted and regulated alternative to off-label use. In addition, in 1998, ketamine was scheduled by the DEA as a Schedule III controlled substance. We believe this will only improve the prospects of our intended use of ketamine, as the scheduling of ketamine by the DEA provides additional protection with respect to controlling distribution, prescribing patterns, and disposal, thereby reducing the potential for misuse.

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

In June 2004, the Company had an End-of-Phase II meeting with representatives of the FDA. The purpose of the meeting was to review the intended clinical use and the proposed product development plan for PMI-100/150. The FDA provided guidance and defined the requirements for NDA submission. In 2005, we completed the PMI-150 and PMI-100 formulation and device bioequivalency programs and initiated additional phase II studies. Lastly,

Index

we are advancing our PMI-150 Phase II clinical trials in the U.S. and pending the results expect to begin Phase III clinical trials in the second half of 2006.

Competitive Grants

The Company has received the following grants that provide both financial and development support for several of its clinical programs.

-- U.S. Department of Defense

The U.S. Department of Defense has awarded the Company a total of approximately $5.5 million in contracts and grants to develop PMI-100/150 for the treatment of acute moderate-to-severe pain in military personnel and for mass casualty management. These contracts reimburse the Company for expenses associated with some aspects of the non-clinical, clinical, and manufacturing sub-projects required to support an NDA submission.

Strategic Agreements

-- Shimoda Agreement

In December 2001, IDDS entered into a license agreement with Shimoda Biotech, Ltd. and its wholly-owned subsidiaries, Farmarc N.A.N.V. (Netherlands Antilles) and Farmarc Netherlands B.V. under which IDDS received certain worldwide, exclusive rights to develop and commercialize products related to a proprietary formulation of the injectable delivery of diclofenac. Shimoda Biotech, Ltd. and Farmarc’s rights to the formulation were originally licensed from Janssen Pharmaceutica Products, L.P. Under the terms of this agreement, IDDS agreed to use commercially reasonable efforts to bring to market products that use the technology it licensed from Farmarc and Shimoda, continue active marketing efforts for those products, and comply with the commercialization timelines imposed on Shimoda by IDDS that licensed some of this technology to Shimoda. IDDS is currently in compliance with the agreement and has positive relations with its license partners. Shimoda agreed that it will not grant to any third party any right or license under any of Shimoda’s intellectual property rights involving the use of any cyclodextrin product related to pain management, anesthesia or sedation without first offering IDDS the right on the same terms and conditions. Under the license agreement with Shimoda Biotech (Proprietary) Ltd., we are also obligated to pay an aggregate of $6.0 million upon the occurrence of specified developmental milestones, which include the filing of an NDA with the FDA for Dyloject™, the approval of an NDA by the FDA and the first commercial sale of a licensed product and pay a royalty based upon our and our sublicensees’ sales of products. In December 2005, the agreement was amended to include allowance of an MAA by the MHRA, submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product. As of December 31, 2005, we had paid Shimoda an aggregate of $1.9 million in cash since the inception of this agreement. Under this agreement, the timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by the FDA. If the FDA imposes more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. We are obligated to pay Shimoda and Farmarc, on a country-by-country basis, a royalty on the sales, net of various customary cash discounts, attributable to these products.

-- West Pharmaceutical Agreements

In August 2000, IDDS entered into a license agreement, which was amended in October 2001 and October 2003, with West Pharmaceutical under which IDDS had a worldwide, exclusive right to develop and commercialize intranasal morphine under patents held by West Pharmaceutical for the transmucosal delivery of morphine to humans and animals for the treatment of pain. The licensed patent portfolio from West Pharmaceuticals provides U.S. protection until 2014 and worldwide protection through 2016. The term of the license remains in effect until the last to expire of the Licensed Patents. We believe that IDDS’ recently filed patent applications, if approved, will significantly expand the life of these patents. In the future, we may be required to pay West Pharmaceutical an aggregate of $5.0 million for research and development milestones if certain defined events occur, which include the first filing of a marketing authorization application with a regulatory agency, first approval of a marketing

Index

authorization application and the first commercial sale of a licensed product. As of December 31, 2005, we had paid West an aggregate of $5.6 million in cash since the inception of this agreement. The timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. If regulatory agencies impose more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. The Company is obligated to pay West Pharmaceutical a royalty on the sales, net of various customary cash discounts, attributable to intranasal morphine.

In February 2005, West Pharmaceutical sold a substantial majority interest in its drug delivery business to Archimedes Pharma Limited (“Archimedes”), a new company formed by Warburg Pincus Private Equity VIII and Warburg Pincus International Partners. As part of the sale, West Pharmaceutical assigned the IDDS License Agreement and related agreements to Archimedes, and Archimedes assumed all of West Pharmaceutical’s obligations thereunder.

In February 2006, we settled a litigation with West Pharmaceutical regarding its assignment of the IDDS License Agreements to Archimedes. Under the terms of the settlement on March 1, 2006, West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases.

-- Ketamine License

In September 2000, IDDS assumed a license agreement with Dr. Stuart Weg upon the closing of its merger with Pain Management, Inc., another specialty pharmaceutical company. The license grants IDDS the exclusive, worldwide rights for the intellectual property surrounding intranasal ketamine. The term of the license agreement remains in effect until the last to expire of the patent rights. Under the license agreement with Dr. Weg, we are obligated to make aggregate milestone payments of approximately $1.6 million to Dr. Weg, Mr. Brotspies and Calgar & Associates. As of December 31, 2005, we had paid Dr. Weg, Herbert Brotspies and Calgar & Associates an aggregate of $950,000 in cash and issued 236,298 shares of common stock in lieu of cash payments of $600,000. We are also obligated to pay Dr. Weg, Mr. Brotspies, and Calgar & Associates a royalty on the sales, net of various customary cash discounts, attributable to intranasal ketamine.

Sales and Marketing

Our commercialization efforts will focus on a dual-path marketing and distribution strategy as a result of our areas of therapeutic focus. A narrow channel of distribution will target hospitals, chronic care facilities, palliative care providers, long-term care centers, pain specialists, high-prescribing oncologists, oncology clinics, burn clinics, and customers such as the U.S. Department of Defense. This focused approach allows for the creation of a small internal sales and marketing organization. In addition to building our own sales and marketing organization, we are also evaluating the utilization of a broader channel of distribution such as large, established pharmaceutical companies and contract sales organizations to assist in the broadest commercialization of our product candidates. In order to cover all of the key prescribing physicians at an adequate level of reach and frequency, we would need to significantly expand our proposed sales force or partner with a company with a substantial sales organization. Outside of the U.S. we intend to sublicense distribution and marketing rights to one or more pharmaceutical companies with established sales forces in the targeted territories.

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

Index

We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, and other public and private research institutions. Many companies, for example, currently sell either generic or proprietary prescription pain formulations. Companies that currently sell both generic and proprietary opioid formulations include among others Abbott Laboratories, Alza Pharmaceuticals, AstraZeneca, Cephalon, Endo Pharmaceuticals, Elkins-Sinn, Janssen Pharmaceutica, McNeil Consumer Healthcare, Purdue Pharma, Roxane Laboratories and Watson Laboratories. Alternative technologies are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. These alternatives include Elan’s Prialt, Pfizer’s Lyrica as well as combination products from Endo Pharmaceuticals. In addition, companies pursuing different but related fields represent substantial competition. Such competitors may also have access to more resources, financial and otherwise, which may allow these institutions to develop and market competing products more rapidly and more effectively than we have. Many of these competitors, either alone or together, with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in developing drugs, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of drugs, formulating and manufacturing drugs and launching, marketing and selling drugs.

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other relevant proprietary technologies, preserve our trade secrets and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy has been to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents.

IDDS currently has certain exclusive license rights under the eight US patents listed below as well as similar rights to a number of related foreign patents and patent applications filed under Patent Cooperation Treaties. The US patents are:

Patent Numbers	Product Candidate	Expiration Date
5,989,582	Ketamine	Feb. 25, 2014
6,248,789	Ketamine	Feb. 25, 2014
5,543,434	Ketamine	Feb. 25, 2014
5,679,714	Ketamine	Oct. 21, 2014
5,744,166	Morphine	Aug. 21, 2011
5,629,011	Morphine	May 13, 2014
5,554,388	Morphine	Sept. 10, 2013
5,679,660	Diclofenac	Dec. 2, 2014
We also depend upon the skills, knowledge, and experience of our scientific and technical personnel, as well as that of our advisors, consultants, and other contractors, none of which is patentable. To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we will rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Manufacturing

We do not own any manufacturing facilities. We contract with qualified third parties that must comply with current good manufacturing practices and procedures reviewed by the FDA for the manufacture of bulk active

Index

pharmaceutical ingredients and finished product. We have not entered into any commercial manufacturing agreements to date. Historically, we have worked with several manufacturing vendors including and most recently DPT Lakewood, Inc. for the clinical supply of Rylomine™ and PMI-100/150, and with Precision Pharma for the clinical supply of Dyloject™. We were advised that the FDA has inspected and approved both DPT Lakewood, Inc. and Precision Pharma facilities and that both facilities were determined to be in compliance with good manufacturing practices.

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

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before our initial products may be marketed in the U.S. generally involves the following:

•	Preclinical laboratory and animal tests;

•	Submission of an IND, which must become effective before human clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	Submission to the FDA of a NDA; and

•	FDA review and approval of a NDA.

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

We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. Further, an independent Institutional Review Board (“IRB”) at each medical center proposing to conduct the clinical trials must review and approve any clinical study. The IRB also continues to monitor the study and must be kept aware of the study’s progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

Index

Human clinical trials are typically conducted in three sequential phases that may overlap:

•  Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion.

•  Phase II: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•  Phase III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

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

We also must finalize a process for manufacturing the product in accordance with current good manufacturing practice (“GMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the product, and we must develop methods for testing the quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

The results of product development, pre-clinical studies, and clinical studies are submitted to the FDA as part of a NDA for approval of the marketing and commercial shipment of the product. The FDA conducts an initial review of each NDA submitted to assess whether it is acceptable for filing. The FDA may refuse to file the NDA and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data submitted in the NDA. The review process may be significantly extended by the FDA requests for additional information or clarification regarding information already provided. Also, as part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA is not bound by the recommendation of an advisory committee. Manufacturing establishments often also are subject to inspections prior to NDA approval to assure compliance with GMPs.

Under the Prescription Drug User Fee Act (“PDUFA”), submission of a NDA with clinical data requires payment of a fee. For fiscal year 2005, that fee is $767,400. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its response. It is not certain that FDA will meet its performance goal of ten months for its review. The FDA’s response to the NDA will be in the form of an approval letter, or a non-approvable letter. Any response from the FDA that is not approval of the NDA may require us to submit additional information, which may include additional clinical data. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may require post-approval studies, also known as Phase IV studies, to develop additional information regarding the product. In addition, the FDA requires post-approval adverse event reporting, and the agency has the power to require changes in labeling or to prevent further marketing of a product. The agency may also decide later to withdraw product

Index

approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.

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

Any products we manufacture or distribute pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with the FDA promotion and advertising requirements. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. However, in certain circumstances, and subject to very stringent requirements, the FDA will permit the dissemination of peer-reviewed scientific reprints related to unapproved uses. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current good manufacturing practices, which impose procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with these regulations could result, among other things, in warning letters, suspension of regulatory approval, refusal to approval pending applications or supplements to approved applications filed by Javelin, recalls, suspension or closure of production or injunctions, seizures, or civil or criminal sanctions. We cannot be certain that we or our present or future subcontractors will be able to comply with those regulations and other FDA regulatory requirements.

We and our product candidates are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities.

The FDA’s policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of IDDS’ potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

Other Regulatory Requirements

The U.S. Federal Trade Commission and the Office of the Inspector General of the U.S. Department of Health and Human Services (“HHS”) also regulate certain pharmaceutical marketing practices. Thus, reimbursement practices of the HHS covering medicine and medical services are important to the success of our products.

Index

The federal Controlled Substances Act (“CSA”) imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, import and export controls, labeling and packaging requirements, security controls, and a restriction on prescription refills on certain pharmaceutical products. Most states impose similar controls over controlled substances under state law as regulated by the Board of Pharmacy or other state regulatory authorities. The CSA is administered by the DEA, a division of the Department of Justice. To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure of companies to maintain compliance, particularly as manifested in loss or diversion, can result in regulatory action including civil and criminal penalties, refusal to renew necessary registrations, or initiating proceedings to revoke those registrations. If a manufacturer or distributor has its registration revoked, it can no longer lawfully possess or distribute controlled substances meaning effectively that the operations of such an organization must cease with respect to controlled substances. In certain circumstances, violations also can lead to criminal proceedings.

A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be “scheduled” as a Schedule I, II, III, IV or V substance, with Schedule II substances considered to present the highest risk of substance abuse for any product with a medical use, and Schedule V substances the lowest. Morphine and ketamine are classified as Schedule II and III substances, respectively. As a Schedule III substance, each substance prescription for our ketamine product would be limited to five refills. Morphine, however, as a Schedule II substance would be subject to higher regulation including no refills for prescriptions, special transactions reporting to DEA, special DEA-supplied order forms for all transactions, and written prescriptions instead of phoned or faxed to a pharmacy. The DEA also limits the quantity of the Schedule II controlled substance inventories used by pharmaceutical manufacturers in the production of controlled substances. As part of the commercialization of our morphine product, we, our subcontractors or our vendors will be required to file for and obtain quotas from the DEA for the procurement and manufacture of controlled substance active ingredients and finished drug products.

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

Currently, Dyloject™, Rylomine™ and PMI-100/150 are in the Phase II product development stage based upon U.S. regulatory classification.

Product candidate	Indication	Development stage

Dyloject™ (injectable diclofenac)	Post-operative pain	Phase II
Rylomine™ (intranasal morphine)	Acute moderate-to-severe pain	Phase II
PMI-150 (intranasal ketamine)	Acute moderate-to-severe pain	Phase II

Over the coming year, development activity will focus on fulfillment of the manufacturing requirements and generation of the necessary clinical data to support the submission package in request of the FDA End-of-Phase II meeting and initiation and implementation of the Phase III clinical programs. The End-of-Phase II meeting is usually required in order to progress into Phase III trials and ultimately product registration. FDA typically schedules the End-of-Phase II meeting within six weeks of the meeting request, if accepted. If not accepted, the FDA informs the company of insufficiencies necessary to rectify in order to reschedule. The design, timing and cost of the Phase III development program will be largely determined by the clinical safety and efficacy data and feedback from the FDA at the End-of-Phase II meeting.

Index

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

In order to gain marketing approval in the E.U., we must submit a dossier to the relevant authority for review, which is known in the E.U. as a MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data.

In the E.U. there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, which we are pursuing for our intranasal morphine product, one marketing authorization is granted for the entire E.U., while under the decentralized route, which we are pursuing for IV diclofenac, a series of national marketing authorizations are granted. In the centralized system the application will be reviewed by members of the Committee for Proprietary Medicinal Products (“CPMP”), on behalf of EMEA. The EMEA will, based upon the review of the CPMP, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by one member state’s regulatory agency. If the regulatory agency grants the authorization, other member states’ regulatory authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency.

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

Index

Our lead product in Europe is Dyloject™ for which we have submitted an MAA for approval to sell this product. Rylomine™ and PMI-150 are in Phase II clinical trials.

Product candidate	Indication	Development stage

Dyloject™ (injectable diclofenac)	Post-operative pain/anti-inflammatory	MAA Review
Rylomine™ (intranasal morphine)	Acute moderate-to-severe pain	Phase II
PMI-150 (intranasal ketamine)	Acute moderate-to-severe pain	Phase II

    In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase II/III study. In September 2005, at the European Society of Regional Anesthesia and Pain Therapy (ESRA) annual meeting, we presented the final results of this randomized, double-blind, placebo- and comparator-controlled Phase II/III pivotal clinical trial comparing the safety, efficacy and therapeutic equivalency of Dyloject™ to Voltarol®. An MAA (marketing authorization application) submission for approval to sell this product in Europe was filed in September 2005 and the MHRA granted allowance in October 2005. The review and approval process typically takes one to several years for approval, rejection, or approval subject to completion of additional requirements imposed on the company by the regulatory agency at the time of review completion.

In September 2004, the CHMP appointed France as the Rapporteur country that will be responsible along with Germany for reviewing the Rylomine™ MAA filing. In October 2005, we announced that we had met our primary endpoint of a linear dose response for pain relief over four hours in a Phase IIb study of Rylomine™. The results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Rylomine™ to IV morphine demonstrated that patients with moderate-to-severe pain after orthopedic surgery who received Rylomine™ or intravenous morphine experienced statistically significant pain relief over four hours compared to patients who received a placebo. Over the coming year, we will focus on completing other clinical studies in addition to seeking regulatory and scientific advice from the EMEA and the French regulatory agencies. The results of the clinical trials along with feedback from the regulatory agencies will determine the timing, extent and cost of the Rylomine™ filing.

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

Index

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

In the U.S., the willingness of consumers to choose treatment with a self-administered outpatient prescription drug over a different drug, or over another form of treatment, is often dependent in part upon the success of the manufacturer in obtaining placement of the product on their health plan’s formulary or drug list, because favorable formulary placement means lower out of pocket costs. Obtaining favorable formulary placement typically requires that the product be less expensive than what the health plan determines to be therapeutically equivalent products, and often requires manufacturers to offer discounts or rebates. Federal law also requires manufacturers to pay rebates to state Medicaid programs in order to have their products reimbursed by Medicaid. In addition, the federal Medicare program, which covers most Americans over age 65 and the disabled, currently provides no coverage for self-administered outpatient prescription drugs absent a specific statutory provision. Beginning in the summer of 2004, Medicare sponsored a prescription drug discount card program that is intended to reduce costs for prescription drugs, and beginning in 2006, a new Medicare Part D will offer eligible beneficiaries limited coverage for outpatient prescription drugs. Both of these programs will also rely on formularies. Also beginning in 2004, Medicare is adopting new payment formulas for prescription drugs administered in a provider setting, such as a hospital or physician’s office, that are generally expected to lower reimbursement for those drugs.

The E.U. generally provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement. Member states in the E.U. can opt to have a “positive” or a “negative” list. A positive list is a listing of all medicinal products covered under the national health insurance system, whereas a negative list designates which medicinal products are excluded from coverage. The E.U., the U.K. and Spain use a negative list approach, while France uses a positive list approach. In Canada, each province decides on reimbursement measures. In some countries, in addition to positive and negative lists, products may be subject to a clinical and cost effectiveness review by a health technology assessment body. A negative determination by such a body in relation to one of IDDS’ products could affect the prescribing of the product. For example, in the U.K., the National Institute for Clinical Excellence (“NICE”) provides guidance to the National Health Service on whether a particular drug is clinically effective and cost effective. Although presented as “guidance,” doctors are expected to take the guidance into account when choosing a drug to prescribe. In addition, health authorities may not make funding available for drugs not given a positive recommendation by the NICE. There is a risk that a negative determination by the NICE will mean fewer prescriptions. Although the NICE will consider drugs with orphan status, there is a degree of tension on the application by the NICE of the standard cost assessment for orphan drugs, which are often priced more highly to compensate for the limited market. It is unclear whether the NICE will adopt a more relaxed approach toward the assessment of orphan drugs.

We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer or the health care provider will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

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

Index

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

Employees

As of December 31, 2005, we had 15 full-time employees and three temporary employees. We intend to employ additional employees or retain persons as consultants as needed, depending on the availability of such persons.

ITEM 1A.	RISK FACTORS

Following are some specific factors that should be considered for a better understanding of our operations and financial condition. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for us to differ materially from those discussed in the forward-looking statements included elsewhere in this document. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Risks Related to Our Business

We currently have no product revenues and cannot estimate when product revenues may commence.

To date, we have devoted significant financial resources to research and development of our products. Until, and if, we receive approval from the FDA and from regulatory authorities in foreign jurisdictions for our product candidates, we cannot sell our products and we will not have product revenues. As a result, we have generated significant operating losses. As of December 31, 2005, we had an accumulated deficit of $61.6 million, excluding approximately $3.6 million deemed dividend; although, $18.6 million of this amount was related to a non-cash charge we incurred in connection with a research and development write-off related to our formation. We used substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We will fund our operations and capital expenditures from cash on hand, government grants and contracts and additional financing.

We expect to need additional financing to operate our business, which financings may not be available on satisfactory terms or at all, thereby causing dilution to existing holders or reduction of research activities.

We believe that our existing cash and cash equivalents will be sufficient to support the current operating plan for at least through March 31, 2007. However, funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, increased regulatory requirements with attendant time delays, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

Index

If needed, we would seek to raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we would incur substantial costs relating to interest payments, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, curtail operations, reduce or forego sales and marketing efforts and lose attractive business opportunities.

We are not currently profitable and may never achieve or sustain profitability.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. For the years ended December 31, 2003, 2004 and 2005, we had operating losses of $3.2 million, $7.0 million and $10.6 million, respectively. Our current “burn rate” (amount of cash we spend to fund operations) is approximately $900,000 per month. Even if we succeed in developing and commercializing one or more of the product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future as we:

•  continue to undertake pre-clinical development and clinical trials for the product candidates;

•  seek regulatory approvals for the product candidates;

•  implement additional internal systems and infrastructure;

•  lease additional office facilities;

•  hire additional personnel; and

•  expand research and development activities.

We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which to base an investment decision.

We are a development-stage company and have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of the product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•  continuing to undertake preclinical development and clinical trials;

•  participating in regulatory approval processes;

•  formulating and manufacturing products; and

•  conducting sales and marketing activities.

Index

     Our operations have been limited to organizing and staffing, acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials and clinical trials of our principal product candidates. These operations provide a limited basis to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

If we fail to obtain or maintain the necessary U.S. or worldwide regulatory approvals for the product candidates, we will be unable to commercialize them.

Government regulations in the U.S. and other countries have a significant impact on our business and affect the research and development, manufacture and marketing of our products. We will require FDA approval to commercialize our product candidates in the U.S. and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application (“NDA”), demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal testing, which are referred to as pre-clinical studies, as well as human studies, which are referred to as clinical trials. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may either refuse to accept our application, or may decide after review of our application that the data is insufficient to allow approval of the relevant product. If the FDA does not accept or approve our application, it may require us to conduct additional pre-clinical testing, manufacturing studies or clinical studies and submit that data before it will reconsider our application. The FDA may also require us to perform post-approval studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•  delay commercialization of, and our ability to derive product revenues from, the product candidates;

•  impose costly procedures; and

•  diminish competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be certain that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of any of our principal product candidates will severely undermine our business by reducing the number of potential salable products and, therefore, corresponding product revenues. Also, the FDA might approve one or more of the product candidates but may also approve competitors’ products possessing characteristics that offer their own treatment advantages.

Before we submit our NDAs, we plan to request waivers or deferrals from the requirement under the Pediatric Research Equity Act of 2003 to include an assessment, generally based on clinical study data, of the safety and efficacy of our drugs for all relevant pediatric populations. We can make no assurances that the FDA will grant our waiver or deferral requests. If we are required to conduct clinical research studies in pediatric patients, this could delay the development and possible approval of our products and increase the overall costs of product approvals.

In addition, even after these product candidates are marketed, the products and the manufacturers are subject to continual vigilance and review by applicable regulatory authorities, including FDA adverse event reporting requirements and FDA requirements governing product distribution, advertising and promotion. At any stage of development or commercialization, the discovery of previously unknown problems with the product candidates, our own manufacturing or the manufacture by third-party manufacturers may result in restrictions on the products or the manufacture, including withdrawal of the product from the market.

In foreign jurisdictions, we must receive approval from the appropriate regulatory, pricing and reimbursement authorities before we can commercialize and market our drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. Pursuing

Index

foreign regulatory approvals will be time-consuming and expensive. The regulations vary among countries, and foreign regulatory authorities may require different or additional clinical trials than we conducted to obtain FDA approval for our product candidates. We cannot give any assurance that we will receive the approvals necessary to commercialize the product candidates for sale outside the United States.

Because we have limited foreign regulatory, clinical and commercial resources, we may plan to commercialize some products internationally through collaborative relationships with foreign partners. Future partners are critical to our international success. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us.

The product candidates contain controlled substances, the supply of which may be limited by U.S. government policy and the availability of which may generate public controversy, thereby reducing or restricting any future marketing arrangements or sales.

The active ingredients in some of the current product candidates, including morphine and ketamine, are regulated by the U.S. Drug Enforcement Administration (“DEA”), as Schedule II or III substances under the Controlled Substances Act of 1970. Most states place similar controls over these products under the Board of Pharmacy or similar agency. Consequently, their manufacture, shipment (including import and export), storage, sale and use are subject to the highest degree of regulation and accountability. For example, all regular Schedule II drugs must be prescribed by a physician, or under a physician’s direction, and may not be refilled within 30 days. Furthermore, the amount of Schedule II substances we can obtain for clinical trials, manufacturing and commercial distribution is limited by the DEA under a quota system, and our allotment may not be sufficient to complete clinical trials or meet commercial demand, if any.

Products containing controlled substances may generate public controversy. The World Health Organization advocates balance in national analgesic policies, so as to meet medical needs for opioids and other controlled substances while reducing opportunities for drug abuse, misuse and diversion. Opponents of these products, however, may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products. Political pressures and adverse publicity could lead to delays in the introduction and marketing of the product candidates, increased expenses for marketing, and/or restricted availability of its product candidates. Our contract manufacturers that make and handle controlled substances also are subject to inspections by DEA and state authorities to evaluate ongoing compliance with security and other requirements under relevant federal and state controlled substance law and regulations. We do not have control over the contract manufacturers’ compliance with these regulations and standards. Failure to comply with applicable law and regulatory requirements may result in action such as civil penalties, refusal to renew necessary registrations, or initiating proceedings to revoke those registrations and, in certain circumstances, criminal proceedings. If one of these manufacturers has its registration revoked, denied or suspended, it can no longer lawfully possess or distribute controlled substances, thereby possibly resulting in a negative impact on our business.

The product candidates are in the middle-to-late stages of clinical trials and there is no assurance that final approval will be obtained.

The product candidates may never be successfully marketed or manufactured. The three principal product candidates, Dyloject™, Rylomine™ and PMI-100/150, are in the middle-to-late stages of clinical testing on a limited number of patients. For some medical uses for which we hope to market the product, to date there have been few or no studies to determine the efficacies of the specific product candidates. It also is possible that the FDA will disagree with our current clinical and pre-clinical research plans and require us to conduct more extensive studies than we currently anticipate before that agency will consider our products for marketing approval. Some of our future studies involve drug exposures for durations that are significantly longer than we have tested thus far. The longer-term studies could reveal safety or other issues that could have an adverse impact on the ability to gain marketing approval. The FDA has raised certain issues with respect to some of the products, such as irritation seen in animals treated with the diclofenac product candidate and known toxicities of cyclodextrins other than the hydroxypropyl-beta-cyclodextrin that is employed to solubilize diclofenac in our product candidate. We need to commit substantial time and additional resources in order to conduct further clinical trials before we can submit an

Index

NDA with respect to any of these product candidates. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval of any of our product candidates.

Clinical trials are expensive, time-consuming and difficult to design and implement which could affect allocations of funds and time from other programs.

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time-consuming. We estimate that clinical trials of the product candidates will take several more years to complete. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	changes to applicable regulatory requirements;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness in the clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical protocols;

•	inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and

•
suspension or termination of clinical trials for various reasons, including noncompliance with regulatory requirements or changes in the clinical care protocols and standards of care within the institutions in which our trials take place.

In addition, we or the FDA may suspend the clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our Investigational New Drug Application (“IND”) submissions or the conduct of these trials.

A number of companies in the biotechnology and drug development industry have suffered significant setbacks in advanced clinical trials despite promising results in earlier trials. In the end, we may be unable to develop marketable products.

The results of the clinical trials may not support the product candidate claims.

Even if the clinical trials are completed as planned, we cannot be certain that the results will support the product candidate claims or that the FDA or government authorities will agree with our conclusions regarding such results. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that the product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, the clinical trials will delay the filing of NDAs with the FDA and, ultimately, our ability to commercialize the product candidates and generate product revenues. In addition, the clinical trials involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

Index

Delays in patient enrollment for clinical trials could increase costs and delay regulatory approvals.

The rate of completion of clinical trials will depend on the rate of patient enrollment. There may be substantial competition to enroll patients in clinical trials for other products in development. This competition has delayed the clinical trials of other biotechnology and drug development companies in the past. In addition, ongoing improvements in drug therapy, particularly for pain management drugs, may make it more difficult for us to enroll patients in our clinical trials as the eligible patient population may choose to enroll in clinical trials sponsored by other companies or choose other recently-approved therapies. Delays in patient enrollment can result in increased development costs and delays in regulatory approvals.

Physicians and patients may not accept and use our drugs which would cause a change in the business strategy with attendant delays and needs for capital for any new business, and possibly the cessation of business.

Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of these drugs will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of these drugs and the use of controlled substances;

•	cost-effectiveness of these drugs relative to competing products;

•	availability of reimbursement for the products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of the current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

Our ability to generate product revenues will be diminished if the drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement thereby reducing future levels of revenues and the ability to achieve profitability.

Our ability to commercialize the drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•	government and health administration authorities;

•	private health maintenance organizations and health insurers; and

•	other healthcare payors.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payors, including Medicare, routinely challenge the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if the product candidates are approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate to cover such drugs. If government and other healthcare payors do not provide adequate coverage and reimbursement levels for any of the products, the post-approval market acceptance of our products could be diminished.

Index

The drug-development programs depend in large part upon third-party researchers who are outside our control.

We depend upon independent investigators and collaborators, such as universities, medical institutions and clinical research organizations, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to these drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of which may compete with us. If these collaborators assist our competitors at our expense, our competitive position would be harmed.

We will rely exclusively on third parties to manufacture our product candidates, without any direct control over timing for production and delivery, thereby possibly affecting any future revenues.

We have relied exclusively on a limited number of vendors to supply raw materials and finished goods for our product candidates, and the loss of one of these parties could harm our business. The FDA and regulatory agencies in other countries also periodically inspect manufacturing facilities, including third parties who manufacture products or active ingredients for us. The FDA may not believe that the chosen manufacturers have sufficient experience making the dosage forms that we have contracted with them to produce, and may subject those manufacturers to increased scrutiny. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure to comply with applicable regulatory requirements can result in sanctions, fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and possible criminal prosecutions.

If we are unable to obtain sufficient supplies of raw materials or if there is a significant increase in the price of raw materials, our business would be seriously harmed. If any of the product candidates receives FDA approval, we expect to rely on one or more third-party contractors to supply our drugs. If the current or future third-party suppliers cease to supply the drugs in the quantity and quality we need to manufacture the drug candidates or if the current or future third-party suppliers are unable to comply with good manufacturing practice and other government regulations, the qualification of additional or replacement suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs, which would negatively affect our business. We may not be able to obtain the necessary drugs used in our products in the future on a timely basis, if at all.

If we are unable to hire additional qualified personnel, our ability to grow the business may be harmed. We must hire and retain skilled employees in a tight labor market and will be subject to high labor costs and related increased employment expenses.

We will also need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, finance and accounting and sales and marketing. We will compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the New York City and the Boston areas, is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Skilled employees in the industry are in great demand. We are competing for employees against companies located in the New York and Boston metropolitan areas that are more established than we are and have the ability to pay more cash compensation than we do. We will require scientific personnel in many fields, some of which are addressed by relatively few companies. As a result, depending upon the success and the timing of clinical tests, we may experience difficulty in hiring and retaining highly skilled employees, particularly scientists. If we are unable to hire and retain skilled scientists, our business, financial condition, operating results and future prospects could be materially adversely affected.

Index

We currently have no designated sales and marketing staff, nor any internal sales or distribution capabilities. In order to commercialize the products, if any are approved, we intend to develop internal sales, marketing and distribution capabilities to target particular markets for our products, as well as make arrangements with third parties to perform these services for us with respect to other markets for our products. We may not be able to establish these capabilities internally or hire sales personnel with appropriate expertise to market and sell the products, if approved. In addition, even if we are able to identify one or more acceptable collaborators to perform these services for us, we may not be able to enter into any collaborative arrangements on favorable terms, or at all.

If we enter into any collaborative arrangements for the marketing or sale of our products, our product revenues are likely to be lower than if we marketed and sold our products ourself. In addition, any revenues we receive would depend upon the efforts of our collaborators, which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, business combinations or other factors outside of our control. Depending upon the terms of the collaboration, the remedies we may have against an underperforming collaborator may be limited. If we were to terminate the relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, if at all.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues, and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If the product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than the products, or may offer comparable performance at a lower cost. If the products fail to capture and maintain market share, we may not achieve sufficient product revenues, and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have prescription analgesics already approved or in development. In addition, many of these competitors, either alone or together, with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, noninfringed versions of a drug in order to facilitate the approval of abbreviated new drug application for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b)(2) applications, that rely on literature and clinical data not generated by or for the drug sponsor. In light of these incentives and especially if our products are commercially successful, other manufacturers may submit and gain approval for either an abbreviated new drug application or a 505(b)(2) application that will compete directly with our products.

Developments by competitors may render our products or technologies obsolete or noncompetitive.

Companies that currently sell both generic and proprietary opioid formulations include among others Abbott Laboratories, Alza Pharmaceuticals, AstraZeneca, Cephalon, Endo Pharmaceuticals, Elkins-Sinn, Janssen

Index

Pharmaceutica, McNeil Consumer Healthcare, Purdue Pharma, Roxane Laboratories and Watson Laboratories. Alternative technologies are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or have recently been approved by the FDA. These alternatives include Elan’s Prialt, Pfizer’s Lyrica, and combination products from Endo Pharmaceuticals. In addition, companies pursuing distinct but related fields such as neuromodulation devices represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than us. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We are aware of a third party which could allege that certain uses of our product candidates infringe upon certain of such third party’s proprietary rights. Although we do not intend to market our product candidates for such uses and we are not aware of any such uses currently in practice, we may not be able to avoid claims made by such third party as a result of our product candidates being used by consumers for purposes other than as marketed by us.

We hold certain exclusive patent rights, including rights under U.S. patents and U.S. patent applications as well as rights under foreign patents and patent applications. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors including whether third parties will find ways to challenge, invalidate or otherwise circumvent our patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of these trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired, and our business and competitive position would suffer.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages, and incur substantial costs in defending litigations.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs, and we may have to:

Index

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our management resources.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect its business, financial condition and results of operations.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. Although side effects from clinical trials thus far have been generally limited to symptoms known to be associated with these well-established medications, such as dysphoria (a feeling of malaise), and nausea, we may be held liable if any more serious adverse reactions from the use of our product candidates occurs. The product candidates involve new methods of delivery for potent drugs that require greater precautions to prevent unintended use, especially since they are designed for patients’ easy self-use rather than for administration by medical professionals. For example, the FDA may require us to develop a comprehensive risk management program for our product candidates to reduce the risk of improper patient selection, diversion and abuse. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against us. If we cannot successfully defend ourself against product liability claims, we may incur substantial liabilities or be required to limit commercialization of the product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry clinical trial insurance but do not carry product liability insurance. We, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

Risk Related to Management

We may not successfully manage our growth, thereby preventing achievement of our business plan.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational, and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

Index

We rely on key executive officers and scientific and medical advisors whose knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on Daniel B. Carr, MD, Chief Executive Officer and Chief Medical Officer, as well as other executive officers, including Fred Mermelstein, PhD, President, and Douglas A. Hamilton, Chief Operating and Chief Financial Officer. (In February 2006, the Company announced that Douglas A. Hamilton would be stepping down as Chief Operating Officer and Chief Financial Officer but would remain in his positions until a successor is named.) We do not have “key person” life insurance policies for any of our officers. We do not have employment agreements with any person other than with Dr. Carr. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales, if any, and diversion of management resources, which could adversely affect operating results.

In addition, we rely on members of our scientific advisory board and consultants to assist us in formulating our research and development strategy. All of the members of our scientific advisory board and our clinical advisors have other jobs and commitments and may be subject to non-disclosure obligations that may limit their availability to work with us.

Market Risks

The market price of our common stock on the OTC Bulletin Board may fluctuate significantly which may cause certain investors to avoid purchasing our shares.

The market price of our common stock traded on the OTC Bulletin Board may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•	announcement of new products or product enhancements by us or our competitors;

•	results of the testing and regulatory approval of our products;

•	developments concerning intellectual property rights and regulatory approvals and concerns;

•	quarterly variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our own operating performance.

Further, the OTC Bulletin Board market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of such shares, which price volatility might be worse if the trading volume of our common stock is low.

There is only a volatile limited market for our common stock that may accelerate price swings.

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of our securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the OTC Bulletin Board. Our common stock is not actively traded and the bid and asked prices for our common stock have fluctuated significantly. For the past two fiscal years, the common stock traded on the OTC Bulletin Board from a high of $4.20 to a low of $0.15 per share, and since the December 2004 acquisition of IDDS the market prices of the common stock have ranged from $1.90 to $4.20 per share. See Item 5, “Market For

Index

Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to us in the future could adversely affect the price of the common stock.

We may be subject to “Penny Stock” regulations that would restrict brokerage firms in recommending our common stock.

The SEC has adopted regulations which generally define Penny Stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 15, 2006, the closing price for our common stock was $3.75 per share and therefore it may be designated a “Penny Stock.” Although since December 6, 2004, we have met the net worth exemption from the “Penny Stock’ definition, no assurance can be given that such exemption will be maintained. As a Penny Stock, our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the penny stock restrictions. In any event, even if our common stock were exempt from the Penny Stock restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We plan to list our common stock on the American Stock Exchange. Assuming such listing, we will no longer be subject to the penny stock rules. No assurance can be given that our listing application will be approved or that even if so listed we can maintain the listing standards.

We have never paid dividends and we do not anticipate paying dividends in the future.

We do not believe that we will pay any cash dividends on our common stock in the future. We have never declared any cash dividends on our common stock, and if we were to become profitable, it would be expected that all of such earnings would be retained to support our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Currently, we do not have any unresolved comments from the SEC staff with respect to our prior filings.

ITEM 2.	PROPERTIES

Our principal executive offices consist of approximately 5,500 square feet of leased space at 130 West 42nd Street, 12th Floor, New York, NY 10036 under a three-year lease expiring in November 2006 at an annual base rental of $125,000, with 3% annual escalations. On May 1, 2005, we began leasing approximately 3,131 square feet of office space in Cambridge, MA under a three-year lease at an annual base rent of $81,720. We believe that these premises are sufficient for our current needs.

Index

Our website is located at http://www.javelinpharmaceuticals.com

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate material legal proceedings against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Market Prices

Our common stock has traded in the over-the-counter market on the OTC Electronic Bulletin Board (OTCBB) under the symbol JVPH since September 7, 2005 (having been traded under the symbol ITRD prior thereto). The following table sets forth for the indicated periods the high and low bid prices of the common stock for the two fiscal years ended December 31, 2005, as reported on the OTCBB. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Fiscal Period	Fiscal Year Ended 12/31/05		Fiscal Year Ended 12/31/04
	High	Low	High	Low
First Quarter	$4.20	$2.50	$0.20	$0.15
Second Quarter	3.02	1.90	0.75	0.15
Third Quarter	3.85	2.30	0.85	0.40
Fourth Quarter	3.49	1.95	3.35	0.25

Approximate Number of Holders of Our Common Stock

On February 16, 2006, there were approximately 570 stockholders of record of our common stock, excluding record holders of IDDS common stock who have not yet exchanged the certificates for their IDDS shares for our common stock. In addition, a number of shares of common stock are held in street or nominee name, so it is believed that there are a substantial number of additional beneficial owners of our common stock.

Dividends

We do not intend to pay any cash dividends on our common stock in the foreseeable future. All cash resources are expected to be invested in our business.

Transfer Agent

American Stock Trust & Transfer Company, New York, New York, is the transfer agent for our common stock.

Recent Sales of Unregistered Securities

      (1)     In connection with the November 2005 equity financing, we sold 14,222,215 shares of our common stock at a price of $2.25 per share and warrants for the purchase of 711,111 shares of common stock at an exercise price of $2.25 per share to 29 investors. As part of the placement agents’ fee, we granted to the placement

Index

agents warrants to purchase an aggregate of 853,333 shares of common stock exercisable at $2.48 per share for five years. We relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) thereof and Rule 506 thereunder.

(2)  In connection with the September 2005 migratory merger, we issued an aggregate of 26,128,271 shares of our common stock to the former holders of Intrac common stock at an exchange ratio of 1 share of our common stock for each share of Intrac common stock. We relied on the exemption from the registration requirements of the Securities Act provided in Section 3(a)(9) thereof and Rule 145(a)(2) thereunder.

(3)  In connection with the December 2004 Intrac-IDDS merger, effective as of December 6, 2004, we issued an aggregate of 24,473,246 shares of our common stock to the former holders of IDDS common stock at an exchange ratio of 1.0184107 shares of our common stock for each share of IDDS common stock. We relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) thereof and Rule 506 thereunder.

(4)  Immediately prior to the Intrac-IDDS merger, we issued an aggregate of 1,053,201 shares of common stock to seven persons upon conversion of outstanding 8% Series SPA Senior Subordinated Convertible Redeemable Debentures due November 30, 2004. We relied on the exemption from the registration requirements of the Securities Act provided in Section 3(a)(9) thereof.

(5)  Immediately prior to the Intrac-IDDS merger, all outstanding shares of the IDDS Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted into IDDS Common Stock. IDDS relied on the exemption from the registration requirements of the Securities Act provided in Section 3(a)(9) thereof.

(6)  Immediately prior to the Intrac-IDDS merger, IDDS sold 6,139,913 shares of common stock at a price of $2.95 per share to 39 investors. As part of the fee to the placement agent, IDDS issued warrants to purchase 920,987 shares of common stock at $2.95 per share exercisable for five years. IDDS relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) thereof and Rule 506 thereunder.

(7)  On November 5, 2004, IDDS issued an aggregate of $1,000,000 principal amount of 10% Senior Secured Debentures due November 4, 2005 to two institutional investors. As part of the purchase, the investors received Common Stock Purchase Warrants for the purchase of an aggregate of 226,314 shares of common stock at an exercise price of $2.65 per share for a period of five years. IDDS relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) thereof and Rule 506 thereunder.

(8)  In August 2003, IDDS issued an aggregate of 2,954,350 shares of IDDS Series C Preferred Stock for an aggregate purchase price of $4,520,147 to existing IDDS stockholders in a rights offering, and one purchaser who converted a $500,000 promissory note. IDDS relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) and Rule 506 promulgated thereunder (and Section 3(a)(9) as to the noteholder).

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. Our statement of operations data for the years ended December 31, 2005, 2004 and 2003 and our balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere in this report. Our statement of operations data for the years ended December 31, 2002 and 2001 and our balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements, which are not presented in this report. All share and per share amounts have been adjusted to reflect the 1.018 per share exchange ratio in the December 2004 reverse merger and the 1.016-for-1 stock split on March 12, 2002. Historical results are not necessarily indicative of the results to be expected in the future.

Index

	Year Ended December 31,					Cumulative from February 23, 1998 (Inception) to December 31,
	2001	2002	2003	2004	2005	2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Government grants & contracts	$882	$287	$1,102	$837	$1,548	$4,963
Operating expenses:
Research and development	7,009	2,415	2,217	4,806	7,213	46,364
General and administrative	2,287	5,975	2,013	2,703	5,222	20,122
Depreciation	3	13	24	32	44	117
Total operating expenses	9,299	8,403	4,254	7,541	12,479	66,603
Operating loss	(8,417)	(8,116)	(3,152)	(6,704)	(10,931)	(61,640)
Other income	—	—	—	4	—	4
Interest expense	—	(3)	(17)	(356)	—	(944)
Interest income	349	60	14	9	319	940
Other income (expense)	349	57	(3)	(343)	319	—
Net loss	(8,068)	(8,059)	(3,155)	(7,047)	(10,612)	(61,640)

Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock.	(3,559)	—	—	—	—	(3,559)

Net los attributable to common stockholders	$(11,627)	$(8,059)	$(3,155)	$(7,047)	$(10,612)	$(65,199)

Net loss per share attributable to common stockholders: Basic and diluted	$(1.17)	$(0.81)	$(0.32)	$(0.64)	$(0.38)

Weighted average shares	9,904	9,917	9,918	10,937	27,831

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,744	$2,172	$3,151	$14,783	$33,307
Working capital	6,805	1,496	2,366	12,173	32,988

Index

Convertible preferred stock	18,795	18,795	23,183	—	—
Total assets	8,845	2,903	3,510	15,156	34,439
Stockholders equity (deficit)	(11,142)	(17,689)	(20,673)	12,342	33,202

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties. Operating results are not necessarily indicative of results that may occur in future periods.

Forward Looking Statements

We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on our behalf. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in good faith forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Any forward-looking statement contained in this document speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

In addition to other factors and matter discussed elsewhere herein, the following are important factors that in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals and patents; the commercialization of our product candidates, at reasonable costs; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. We are also subject to numerous risks relating to our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in this report. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward looking statements to reflect events or circumstances after the date hereof.

Overview

We are a specialty pharmaceutical company that applies innovative proprietary technologies to develop new drugs and improved formulations of existing drugs that target current unmet and underserved medical need in the pain management market. Our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments. We have three late stage product candidates in clinical development: Dyloject™ (diclofenac sodium injectable), Rylomine™ (intranasal morphine) and PMI-100/150 (intranasal ketamine).

We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $61.6 million through December 31, 2005, excluding approximately $3.6 million

Index

deemed dividend. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. Research and development activities include costs associated with nonclinical and clinical trials, process development and improvement, clinical and commercial scale manufacturing. General and administrative related costs include salary, temporary and consulting expense in addition to non-cash stock based compensation associated with stock option grants issued to employees and non-employees.

On September 7, 2005, we completed a merger with Intrac, Inc. (Intrac”), for the purpose of migrating the Intrac corporate entity to Delaware, at which time Javelin Pharmaceuticals, Inc. (“Javelin”) continued the business conducted by Intrac. Javelin Pharmaceuticals was incorporated in July 2005 in the State of Delaware by Intrac, a Nevada corporation.

On December 6, 2004, we completed a reverse merger transaction with IDDS, whereby Intrac Merger Sub, Inc., a newly-formed wholly-owned subsidiary of Intrac, Inc., merged with and into IDDS, with IDDS remaining as the surviving corporation and a wholly-owned subsidiary of Intrac. In consideration for their shares of IDDS, the former stockholders of IDDS received approximately 95.5% of the outstanding common stock of Intrac, Inc. After the merger, the executive officers and directors of IDDS become the executive officers and directors of Intrac, Inc.

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

Since our inception, we have incurred approximately $46.4 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. Total research and development costs incurred to date for each of these products was approximately $6.5 million, $10.4 million and $9.3 million, respectively. In addition, there was approximately $1.6 million of research and development costs incurred since inception which do not relate to our major research projects and we incurred a charge of approximately $18.6 million related to our merger with Pain Management, Inc. and the acquisition of a licensing agreement.

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

Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we likely will not generate revenues from product sales during the year ending March 31, 2007. Management estimates that we have sufficient cash resources to fund our planned operations beyond twelve months. The Company may raise additional funds through the private and/or public sale of its equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that the sufficient funds are not available, we will need to postpone or discontinue future planned operations and project.

Index

Results of Operations

Revenues. With the exception of revenues derived from government grants and contracts, we have generated no operating revenues since our inception and do not expect operating revenues for the foreseeable future. In October 2000, the Company received a grant of $1.2 million from the U.S. Department of Defense (“DOD”). In May 2003, the DOD extended funding of the development of PMI-100/150 by awarding the Company a $4.3 million contract. The DOD reimburses us for certain research and development costs related to the PMI-100/150 development program which can fluctuate from period to period. The DOD contract was the sole source of contract and grant revenue. The DOD contract is billed monthly as costs are incurred.

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

Years Ended December 31, 2005 and 2004

Revenues. Contract revenue increased from approximately $837,000 for the year ended December 31, 2004 to approximately $1.5 million for the year ended December 31, 2005. During 2005, the DOD contract was the sole source of contract revenue. The increase is attributable to increased activity associated with expenditures billable to the DOD contract. In addition, during the year ended December 31, 2005 the Company recognized reimbursable indirect project costs of approximately $57,000 and $52,000 for the years ended December 31, 2003 and 2004, respectively.

Research and Development Expenses. Research and development expenses increased from approximately $4.8 million for the year ended December 31, 2004 to $7.2 million for the year ended December 31, 2005. The increase in research and development expense resulted from the advancement of each of our three late stage product candidate development programs. Research and development salaries, temporary labor and benefits increased by approximately $575,000 as compared to the same period of the prior year. The increase was due primarily to the addition of full time personnel. Expenses associated with clinical trials and clinical manufacturing and process development increased by approximately $1.9 million and $319,000, respectively as compared to the same period of the prior year. Milestone expenses decreased from approximately $1.0 million for the year ended December 31, 2004 to $200,000 for the year ended December 31, 2005.

Dyloject™ product development costs increased from approximately $1.6 million for the year ended December 31, 2004 to $3.0 million for the year ended December 31, 2005. By July 2005, we completed a 155 patient European phase II/III pivotal study and by September 2005 had completed and submitted the MAA (marketing authorization application) to the MHRA. Regulatory costs, milestone fees payable to a licensor and European regulatory filing fees associated with the MAA filing were approximately $470,000, $200,000 and $42,000, respectively for the year ended December 31, 2005. Also in 2005 we initiated a 353 patient dose-response US phase IIb clinical study and completed patient enrollment by the year ended December 31, 2005. Clinical trial costs increased to $1.5 million for the year ended December 31, 2005 as the Dyloject™ program advanced toward phase III in the US and product filing in Europe. Costs associated with the clinical drug supply and the ongoing Dyloject™ stability program was approximately $381,000 for the year ended December 31, 2005.

Index

Rylomine™ product development costs increased from $0.6 million for the year ended December 31, 2004 to $2.5 million for the year ended December 31, 2005. Clinical trial expenses were approximately $1.4 million for the year ended December 31, 2005. In 2005, we initiated a 187 patient multi-center dose-response phase IIb clinical study and by December 2005 we had completed patient enrollment and analysis of the data. Clinical manufacturing and regulatory expenses were approximately $452,000 and $121,000, respectively for the year ended December 31, 2005. In 2005 clinical manufacturing costs were associated primarily the ongoing formal stability program and the development and validation of test methods in support of regulatory submissions. Regulatory expenses were associated primarily with the preparation for future FDA regulatory meetings.

PMI-100/150 product development costs decreased from $2.6 million for the year ended December 31, 2004 to $1.7 million for the year ended December 31, 2005. Clinical trial expenses for the year ended December 31, 2005 were approximately $751,000 and were associated the ongoing phase II program. In 2005 we completed the PMI-150 and PMI-100 bioequivalency program and initiated a US phase II study which we completed enrollment by December 2005. Clinical manufacturing and regulatory expenses were approximately $471,000 and $80,000, respectively for the year ended December 31, 2005. Milestone payments decreased by approximately $1.0 million as compared to the same period of the prior year.

We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates enter into phase III clinical trials and file for regulatory approvals. Research and development expenses may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

General and Administrative Expenses. General and administrative expenses increased from approximately $2.7 million for the year ended December 31, 2004 to $5.2 million for the year ended December 31, 2005. Salary and benefit expense increased by approximately $654,000 due to an increase in full time headcount that was partially offset by a decrease of approximately $298,000 in consulting and temporary headcount expense. Liquidated damages associated with our December 2004 financing totaled approximately $468,000 for the year ended December 31, 2005. Non-cash compensation increased to approximately $388,000 from amortization of deferred stock option expense and warrant expense. Due to activities associated with being a public company, we incurred higher accounting, investor/public relations, legal, travel and insurance expenses of approximately $219,000, $213,000, $162,000, $150,000, $146,000, respectively. Costs associated with recruitment of personnel and relocation of existing personnel to our Cambridge office increased by $193,000 and $80,000, respectively. Rent, office and communication expense increased due to the costs associated with opening of our Cambridge Massachusetts head office by $58,000, $25,000, and $23,000, respectively. Website fees increased by $10,000 associated with the redesign and launch of our new web site in 2005.

We expect general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs and the expansion of our Cambridge, Massachusetts office space and closing of our New York City office space.

Interest Income. Interest income increased from approximately $9,000 for the year ended December 31, 2004 to approximately $320,000 for the year ended December 31, 2005 due to higher average invested balances of cash and cash equivalents in 2005.

Interest Expense. Interest expense decreased from approximately $356,000 for the years ended December 31, 2004 to approximately $65.00 for the year ended December 31, 2005 due primarily to the interest charges of approximately $315,000 associated with a Debenture Note that was issued and retired in 2004.

Years Ended December 31, 2004 and 2003

Revenues. Contract revenue decreased from approximately $1.1 million for the year ended December 31, 2003 to approximately $837,000 for the year ended December 31, 2004. During 2004, the DOD contract was the sole source of contract revenue. The decrease is attributable to reduced external clinical trial expenditures billable to the DOD contract.

Index

Research and Development Expenses. Research and development expenses increased from approximately $2.2 million for the year ended December 31, 2003 to $4.8 million for the year ended December 31, 2004. The increase in research and development expense resulted from the advancement of each of our three late stage product candidate development programs.

Dyloject™ clinical development and manufacturing costs increased as the development program transitioned to the pivotal phase in Europe. In the first quarter of 2004, we completed a bioequivance trial and in the third quarter, initiated patient enrollment in the pivotal European registration trial. Also in 2004, we completed process development, scale-up and manufacturing of three Dyloject™ production lots.

Rylomine™ regulatory, biostatistical and manufacturing costs increased associated with advancing the clinical development program in the US and greater regulatory activity in Europe. In the third quarter of 2004, we submitted a pre-submission meeting request package to the EMEA and in the fourth quarter of 2004, a pre-MAA meeting was held with the Agency. Also in 2004, we completed process development, scale-up and preparation activities associated with the future manufacturing of Rylomine™.

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

Clinical development expenses increased by approximately $1.2 million due to an increase in the number of patients enrolled into clinical studies and an increase in contract research costs in support of the Dyloject™ and PMI-100/150 programs. Manufacturing expenses increased by approximately $474,000 due to increased activity associated with compliance to European regulatory filing requirements for Rylomine™ and Dyloject™, and clinical drug supply requirements for PMI-100/150 clinical trials. Regulatory expenses increased by approximately $119,000 due to increased regulatory activity associated with each of the three development programs.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We intend to continue to use the proceeds from these sources to fund research and development activities, capital expenditures, working capital requirements and other general purposes. As of December 31, 2005, we had cash and cash equivalents of approximately $33.3 million.

Index

On November 7, 2005 we closed a private placement consisting of the sale of approximately 14.2 million shares of our common stock and 711,111 warrants for net proceeds of approximately $29.8 million. In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of Common Stock at $2.95 per share in a private placement. Management estimates that we have sufficient cash resources to fund our planned operations beyond March 31, 2007. The Company may raise additional funds through the private and/or public sale of its equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $65.2 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. As of December 31, 2005, we have paid an aggregate of $5.6 million and $1.9 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd., respectively. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

We expect our cash requirements for operating activities will increase due to the following future activities:

•  Conduct commercialization activities in support of Dyloject™ product launch including pre-launch planning, development of market plans, pricing and reimbursement application, development of regional sales and marketing capabilities;

•	Conduct remaining nonclinical programs, including carcinogenicity studies to support both Rylomine™ and PMI-100/150 regulatory submission and label extensions;

•  Conduct clinical programs, including phase III clinical trials to support regulatory submissions and label extensions of our product candidates;

•  Continue to support GMP drug supply requirements of our nonclinical and clinical trials; complete formal stability testing, analytical development, methods development, specification development and commercial scale-up;

•  Maintain, protect and expand our intellectual property;

•  Develop expanded internal infrastructure; and

•  Hire additional personnel.

From inception through December 31, 2005, net cash used in operating activities was approximately $36.6 million. Net cash used in operating activities increased to approximately $11.3 million for the year ended December 31, 2005 from approximately $4.5 million for the year ended December 31, 2004.

The increase in net cash used for operating activities was due primarily to higher cash outflows associated with an increase in general and administrative and research and development activity in 2005. Further contributing to the increase were non-cash compensation expenses of approximately $346,000 due to amortization of deferred stock options and warrants, as well as the $373,000 non-cash expense associated with common stock issued to private placement investors for liquidated damages. Also in 2005, our outstanding payables decreased by approximately $1.1 million. Our outstanding receivable from the DOD increased by approximately $458,000 for the year ended December 31, 2005.

Net cash used in operating activities increased to approximately $4.5 million for the year ended December 31, 2004 from approximately $2.8 million for the year ended December 31, 2003. Higher cash outflows for general

Index

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

From inception through December 31, 2005, net cash used in investing activities was approximately $248,000, primarily due to the acquisition of manufacturing equipment, furniture and fixtures and office equipment. Net cash used in investing activities was approximately $69,000 for the year ended December 31, 2005 compared to $119,000 in 2004 and approximately $35,000 in 2003. Fluctuations in net cash used in/provided by investing activities since inception are due primarily to changes in restricted cash balances and capital expenditures. From inception to December 31, 2005, capital expenditures have not been material resulting from our use of contract manufacturing facilities. We expect that cash used for investing activities will increase in 2006, associated primarily with investment in commercial scale manufacturing and filling equipment required for the advancement of our product candidates to late stage clinical development and commercial production.

From inception through December 31, 2005, net cash provided by financing activities was approximately $70.2 million. Net cash provided by financing activities increased to $29.9 million for the year ended December 31, 2005 from approximately $16.2 million for the year ended December 31, 2004 and approximately $3.8 million in 2003. Our financing activities raised net cash of approximately $29.8 million from the private placement of our common stock in 2005, $16.2 million from the private placement of our common stock in 2004 and $3.8 million from private placement of Series C Preferred Stock in 2003. In 2002, $0.5 million in proceeds from a note payable were received.

Commitments

The following table summarizes our commitments as of December 31, 2005:

	Payments Due By Period
	Total	<1Yr.	1-3 Yr.	3-5 Yr.	Beyond 5 yr.
Operating Leases (1)	$312,240	$203,281	$108,959	-	-
Shimoda License Agreement (2)	$6,100,000	$300,000	$5,800,000	-	-
Archimedes License Agreements (3)	$5,000,000	-	$5,000,000	-	-
Total	$11,412,240	$503,281	$10,908,959	-	-

The known due dates of our commitments do not extend beyond three years, however see footnotes below.

(1) We lease approximately 8,800 square feet of general office space in addition to small equipment leases.

(2) Under the license agreement with Shimoda Biotech, Ltd. we are obligated to make aggregate milestone payments of approximately $6.1 million upon the occurrence of specified developmental milestones, which include the filing of an NDA with the FDA for Dyloject™, the approval of an NDA by the FDA and the first commercial sale of a licensed product and pay a royalty based upon our and our sublicensees’ sales of products, which is subject to change, as noted.

(3) Under the license agreements with Archimedes Pharma Limited (assigned from West Pharmaceutical Services, Inc.), we may be required to pay an aggregate of $5.0 million for research and

Index

development milestones if certain defined events occur, which include the first filing of a marketing authorization application with a regulatory agency, first approval of a marketing authorization application and the first commercial sale of a licensed product, which is subject to change, as noted.

The timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between one to three years, from December 31, 2005.

Critical Accounting Policies and Significant Judgments and Estimates

Revenue Recognition. We have been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which are used to subsidize the Company’s research and development projects. The DOD reimburses us for certain research and development subproject costs related to the PMI-100/150 development program. DOD and NIH revenue is recognized as subsidized project costs for each period are incurred. Contact and grant revenue is derived from internal headcount expense and external contractual expense, both of which, are highly dependent on the timing, order and relationship of individual reimbursable subprojects. Our grant submissions may fluctuate from period to period due to the timing and scope of these activities and the results of studies and clinical trials.

Research and Development Costs. Since our inception, we have incurred approximately $46.4 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete developments and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

Stock Based Compensation. We use the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”) and its related interpretations. Accordingly, we recognize compensation expense in our financial statements in connection with stock options granted to employees if the terms of the option grant are not fixed or the exercise price is less than the fair value of the Company’s Common Stock at the time the stock option is granted.

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

Index

Income Taxes

As of December 31, 2005, we had approximately $30.9 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2019 and 2025. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.

Off Balance Sheet Arrangements

Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead included as a component of equity. See Footnote 5 to the financial statements and the Statement of Shareholders' Equity for more information.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R revises SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. The provisions of SFAS No. 123R require a public entity to expense, in the income statement, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, for interim or annual reporting periods that begin after June 15, 2005. SFAS No. 123R allows companies to choose from several transition methods for recognizing the cost of share-based awards granted to employees prior to adoption of the Standard. The Company is in the process of analyzing the appropriate transition method to adopt and expects the adoption of SFAS No. 123R to have a material impact on its financial statements by increasing operating expenses, net loss attributable to common stockholders and net loss per share attributable to common stockholders.

In May 2005 the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement beginning January 1, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Related to Interest Rates and Foreign Currency

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2005, our cash included approximately $33 million of money market securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Index

Foreign Currency Exchange Risk

All of our revenues are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to current revenues. A minor portion of our research expenses are payable in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2004 and 2005	50
Consolidated Statements of Operations for the years ended December 31, 2003, 2004, and 2005, and the cumulative period from February 23, 1998 (inception) to December 31, 2005	51
Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from February 23, 1998 (inception) to December 31, 2005 including the years ended December 31, 2003, 2004 and 2005	52
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005, and the cumulative period from February 23, 1998 (inception) to December 31, 2005	54
Notes to the Consolidated Financial Statements	56

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Javelin Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Javelin Pharmaceutical, Inc. (formally Intrac, Inc.) and its subsidiary (a development stage enterprise) (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 and the cumulative period from February 23, 1998 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence, supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company has recurring losses and limited capital resources.

/s/ PricewaterhouseCoopers LLP

New York, New York
April 14, 2006

Index

Javelin Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$14,782,980	$33,307,449
Grant receivable	115,174	573,501
Prepaid expenses and other current assets	87,986	343,958
Total current assets	14,986,140	34,224,908
Fixed assets, at cost, net of accumulated depreciation	137,651	161,866
Other assets	31,750	52,188
Total assets	15,155,541	34,438,962
Liabilities, Redeemable Convertible Preferred Stock and
Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	2,296,472	1,207,626
Deferred revenue	-	19,522
Deferred lease liability	17,101	9,871
Due to Licensor	500,000	-
Total current liabilities	2,813,573	1,237,019

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of December 31, 2004 and 2005, none of which is outstanding	-	-
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized as of December 31, 2004 and December 31, 2005, respectively 25,626,437 shares issued and outstanding December 31, 2004 and 40,404,977 shares issued and outstanding at December 31, 2005	25,626	40,404
Additional paid-in capital	64,294,992	95,355,368
Unearned compensation	(950,349)	(553,756)
Deficit accumulated during the development stage	(51,028,301)	(61,640,073)

Total stockholders’ equity	12,341,968	33,201,943

Total liabilities and stockholders’ equity	$15,155,541	$34,438,962

The accompanying notes are an integral part of the financial statements.

Index

Javelin Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Operations
				Cumulative from February 23, 1998 (inception) to December 31,
	Year Ended December 31

	2003	2004	2005	2005
Revenues:
Government grants and contracts	$1,102,420	$836,841	$1,547,753	$4,962,653

Operating expenses:
Research and development	2,216,429	4,806,073	7,212,801	46,363,597
General and administrative (1)	2,013,385	2,702,673	5,222,104	20,121,995
Depreciation and amortization	24,382	31,796	44,321	117,605

Total operating expenses	4,254,196	7,540,542	12,479,226	66,603,197
Operating loss	(3,151,776)	(6,703,701)	(10,931,473)	(61,640,544)

Other income (expense):
Interest expense	(17,712)	(356,370)	(65)	(943,912)
Interest income	14,396	9,016	319,766	940,156
Other income	-	4,227	-	4,227
	(3,316)	(343,127)	319,701	471
Net loss	(3,155,092)	(7,046,828)	(10,611,772)	(61,640,073)

Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	-	-	-	(3,559,305)

Net loss attributable to common stockholders	$(3,155,092)	$(7,046,828)	$(10,611,772)	$(65,199,378)

Net loss per share attributable to common stockholders
Basic and diluted	($0.32)	($0.64)	($0.38)
Weighted average shares	9,918,104	10,936,922	27,831,188

(1)    Includes related party transaction of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2005 respectively (see note 11).

The accompanying notes are an integral part of the financial statements.

Index

Javelin Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Redeemable Preferred Stock and
Stockholders' Equity (Deficit)
For the period from February 23, 1998 (inception
 to December 31, 2005, including the years
ended December 31, 2003, 2004 and 2005
	Series A Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series C Redeemable Preferred Stock		Common Stock		Additional Paid-in	Unearned Com-	Stock Sub-scription	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	pensation	Receivable	Stage	(Deficit)
Sale of Common Stock to founders at inception for cash ($0.001 per share)							4,540,812	$4,541	$457		($3,749)		$1,249
Value of services provided by an affiliate (see Note 11)									89,531				89,531
Net loss for the period February 23, 1998 (inception) to December 31, 1998												($470,200)	(470,200)
Balance at December 31, 1998							4,540,812	4,541	89,988		(3,749)	(470,200)	(379,420)
Issuance of 236,128 warrants in June in connection with
bridge financing (see Note 6)									101,564				101,564
Issuance of Common Stock to consultant in June for services (see Note 5)							192,985	193	93,263		(106)		93,350
Issuance of 204,336 warrants to consultants in August for services									98,598				98,598
Value of services provided by an affiliate (see Note 11)									155,917				155,917
Net loss for the year ended December 31, 1999												(1,205,559)	(1,205,559)
Balance at December 31, 1999							4,733,797	4,734	539,330		(3,855)	(1,675,759)	(1,135,550)

Issuance of 15,522 warrants to an advisor for services in connection with
sales of Series A redeemable preferred stock in August (see Note 5)		($55,790)							55,790				55,790
Exercise of warrants by consultants							204,336	204	(6)				198
Issuance of Common Stock in connection with acquisition of a license in September (see Note 1)							5,174,257	5,175	18,599,825				18,605,000
Sale of 160.565 Units for cash in September ($100,000 per Unit),
net of offering expenses of $1,157,572	4,014,125	14,898,928											-
Issuance of Preferred A warrants in September (see Note 5)		(960,361)							960,361				960,361
Issuance of Preferred A Finders Units for services in September
(see Note 5)		(107,825)							107,825				107,825
Payment of stock subscription receivable											3,201		3,201
Non-cash compensation in connection with issuance of stock options
to non-employees in August and November (see Note 9)									707,550				707,550
Value of services provided by an affiliate (see Note 11)									163,376				163,376
Net loss for the year ended December 31, 2000												(23,023,842)	(23,023,842)
Balance at December 31, 2000	4,014,125	13,774,952					10,112,390	10,113	21,134,051		(654)	(24,699,601)	(3,556,091)
Issuance of Series B Preferred with a beneficial conversion feature for
cash in December (see Note 5)			989,991	$1,935,044					3,559,305				3,559,305
Expenses in connection with sale of Series B stock				(474,317)
Deemed dividend related to beneficial conversion feature of
Series B stock (see Note 5)				3,559,305					(3,559,305)				(3,559,305)
Payment of stock subscription receivable											544		544
Exercise of warrants by a consultant							15,522	15					15
Exercise of bridge warrants							15,893	16	138				154
Value of services provided by an affiliate (see Note 11)									481,299				481,299
Net loss for the year ended December 31, 2001												(8,067,699)	(8,067,699)
Balance at December 31, 2001	4,014,125	13,774,952	989,991	5,020,032			10,143,805	10,144	21,615,488		(110)	(32,767,300)	(11,141,778)
Issuance of compensatory stock options to members of the
Board of Directors (see Note 9)									1,431,498	($1,431,498)			-
Amortization of unearned compensation										1,264,522			1,264,522
Value of services provided by an affiliate (see Note 11)									185,059				185,059
Non-cash compensation in connection with issuance of stock options to
a non-employee in September (see Note 9)									62,564				62,564
Reversal of subscription receivable											110		110
Net loss for the period ended December 31, 2002												(8,059,081)	(8,059,081)
Balance at December 31, 2002	4,014,125	13,774,952	989,991	5,020,032			10,143,805	10,144	23,294,609	(166,976)		(40,826,381)	(17,688,604)

Index

Javelin Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Redeemable Preferred Stock and
Stockholders' Equity (Deficit)
For the period from February 23, 1998 (inception
 to December 31, 2005, including the years
ended December 31, 2003, 2004 and 2005
	Series A Receemable Preferred Stock		Series B Redeemable Preferred Stock		Series C Redeemable Preferred Stock		Common Stock		Additional Paid-in	Unearned Com-	Stock Sub-scription	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	pensation	Receivable	Stage	(Deficit)
Amortization of unearned compensation										113,069			113,069
Issuance of Series C Preferred as license payment in August (see
Note 7b)					65,360	$100,000
Conversion of Merger Note to Series C stock in August (see Note 6d)					339,736	519,795
Sale of Series C Preferred for cash in August ($1.53 per share), net of
issuance expenses of $132,496					2,549,254	3,767,856
Non-cash compensation in connection with issuance of stock
options to a non-employee in October (see Note 9)									57,672				57,672
Exercise of bridge warrants (see Note 6)							2,270	2	20				22
Net loss for the period ended December 31, 2003												(3,155,092)	(3,155,092)
Balance at December 31, 2003	4,014,125	13,774,952	989,991	5,020,032	2,954,350	4,387,651	10,146,075	10,146	23,352,301	(53,907)		(43,981,473)	(20,672,933)
Conversion of Series A, B and C Preferred Stock to
Common Stock (see Note 5)	(4,014,125)	(13,774,952)	(989,991)	(5,020,032)	(2,954,350)	(4,387,651)	8,187,259	8,187	23,174,448				23,182,635
Sale of common stock in a private placement
(net of expense of $1,853,224) (see Note 5)							6,139,913	6,140	16,227,307				16,233,447
Merger transaction with Intrac, Inc. (see Note 1)							1,153,190	1,153	(1,153)				-
Non-cash compensation in connection with issuance of
stock options to non-employees (see Note 9)									132,501				132,501
Issuance of compensatory stock options to employees (see Note 9)									1,094,793	(1,094,793)			-
Amortization of unearned compensation										198,351			198,351
Issuance of 226,314 warrants in November in connection with
Bridge Debenture financing (see Note 6)									314,795				314,795
Net loss for the period ended December 31, 2004												(7,046,828)	(7,046,828)
Balance at December 31, 2004	-	-	-	-	-	-	25,626,437	25,626	64,294,992	(950,349)		(51,028,301)	12,341,968
Sale of common stock in a private placement
(net of expense of $2,225,411) (see Note 5)							14,222,215	14,222	29,760,351				29,774,573
Cancellation of compensatory stock options to employees									(50,921)	50,921			-
Modification of employee stock options									125,897				125,897
Issuance of 80,184 warrants to consultants (see Note 5)									152,290				152,290
Issuance of 40,000 options to consultants (see Note 5)									95,200				95,200
Exercise of 1999 Bridge Warrants							217,964	217	1,962				2,179
Exercise of Series A Warrants							26,518	27	102,598				102,625
Issuance of stock for license payment							169,735	170	499,830				500,000
Exercise of Stock Options							1,241	1	11				12
Issuance of stock for liquidated damages							140,867	141	373,158				373,299
Amortization of unearned compensation										345,672			345,672
Net loss for the period ended December 31, 2005												(10,611,772)	(10,611,772)
Balance at December 31, 2005	-	-	-	-	-	-	40,404,977	40,404	95,355,368	(553,756)		(61,640,073)	33,201,943

Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined by the Company’s Management.

The accompanying notes are an integral part of the financial statements.

Index

Javelin Pharmaceuticals, Inc. and Subsidiary (A Development Stage Enterprise) Consolidated Statement of Cash Flows	Year Ended December 31,			Cumulative from February 23, 1998 (inception) to
	2003	2004	2005	December 31, 2005
Cash flows from operating activities:
Net loss	$(3,155,092)	$(7,046,828)	$(10,611,772)	$(61,640,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,382	31,796	44,321	117,605
Amortization of deferred financing costs		25,000	-	252,317
Amortization of original issue discount	-	-	-	101,564
Amortization of unearned compensation	-	-	345,672	345,672
Non-cash expense recognized with issuance of Common Stock in connection with acquisition of a license	-			18,600,000
Non-cash expense recognized with issuance of Preferred Stock for license milestone	100,000	-	-	100,000
Non-cash expense recognized with issuance of Common Stock in connection of liquidation damages	-	-	373,299	373,299
Amortization of discount on debenture		314,795	-	314,795
Stock options and warrants issued in consideration for services rendered	170,741	330,852	373,387	3,003,076
Non-cash expense contributed by affiliate				1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	202,129	59,863	(458,327)	(573,501)
(Increase) decrease in prepaid expenses, other current assets and other assets	130,238	13,799	(276,410)	(376,351)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(283,026)	1,306,129	(1,088,846)	1,207,626
Increase in deferred revenue	-	-	19,522	19,522
(Decrease) increase in deferred lease liability	(13,756)	7,075	(7,230)	9,871
Increase in due to Licensor		500,000		500,000
Net cash used in operating activities	(2,824,384)	(4,457,519)	(11,286,384)	(36,569,396)
Cash flows from investing activities:
Capital expenditures	(5,072)	(118,629)	(68,536)	(279,471)
Restricted cash	40,000	-	-	-
Net cash (used in) provided by investing activities	34,928	(118,629)	(68,536)	(279,471)
Cash flows from financing activities:
Proceeds from exercise of warrants	22	-	104,804	105,568
Proceeds from exercise of stock options	-	-	12	12
Proceeds from sale of Common Stock		18,086,671	31,999,984	50,096,274
Proceeds from sale of Preferred Stock	3,900,352	-	-	25,451,201
Expenses associated with sale of Common Stock		(1,853,224)	(2,225,411)	(4,078,635)
Expenses associated with sale of Preferred Stock	(132,496)	-	-	(1,764,385)
Proceeds from notes payable			-	2,015,000
Proceeds from issuance of debenture		1,000,000	-	1,000,000
Repayment of debenture		(1,000,000)	-	(1,000,000)
Expenses associated with notes payable		(25,000)	-	(153,719)
Repayment of notes payable				(1,515,000)
Net cash provided by financing activities	3,767,878	16,208,447	29,879,389	70,156,316
Net increase in cash and cash equivalents	978,422	11,632,299	18,524,469	33,307,449
Cash and cash equivalents at beginning of period	2,172,259	3,150,681	14,782,980	-
Cash and cash equivalents at end of period	$3,150,681	$14,782,980	$33,307,449	$33,307,449
Supplemental disclosures:
Cash paid for interest:	$17,712	$16,575	$-	$271,633
Supplemental disclosure of non cash investing and financing activities:
Non cash issuance of common stock			$500,000	$500,000
Options and warrants issued for services and financings				$1,222,574

Index

Javelin Pharmaceuticals, Inc. and Subsidiary (A Development Stage Enterprise) Consolidated Statement of Cash Flows	Year Ended December 31,			Cumulative from February 23, 1998 (inception) to
	2003	2004	2005	December 31, 2005
Conversion of Merger Note and accrued interest to Series C stock	$519,795			$519,795
Recapitalization in connection with Merger with Intrac		$1,153		$1,153

The accompanying notes are an integral part of the financial statements.

Index

Javelin Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

1.  Organization and Business

Javelin Pharmaceuticals, Inc. and its wholly owned subsidiary Innovative Drug Delivery Systems, Inc. (the “Company” or “IDDS”) is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. The Company conducts operations in a single segment in the United States of America.

In addition, to the normal risks associated with a new business venture, there can be no assurance that the Company’s research and development will be successfully completed or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, is dependent upon raising capital to fund operations, and is dependent upon the services of its employees, collaborators and consultants.

Javelin Pharmaceuticals, Inc. (“Javelin”) was incorporated in July 2005 in the State of Delaware by Intrac, Inc., a Nevada corporation (“Intrac”), for the purpose of migrating the Intrac corporate entity to Delaware. The migratory merger was effective on September 7, 2005, at which time Javelin Pharmaceuticals continued the business conducted by Intrac. Upon the reincorporation, each outstanding share of Intrac Common Stock was automatically exchanged for one share of Javelin Common Stock. On December 6, 2004, the Company consummated a merger with Intrac, a public shell company, (“the Merger”). For accounting purposes, the Merger has been treated as a recapitalization of the Company with the Company as acquirer (reverse acquisition) and with each share of Common Stock, stock options and warrants of the Company prior to the Merger converted to 1.018 shares of Intrac common stock, stock options and warrants at the time of the Merger. Thus, all common share and per share data included herein have been adjusted as if the stock exchange had occurred at inception. Accordingly, the Company is considered to have issued shares of its Common Stock, stock options and warrants to shareholders of Intrac in exchange for the net assets of Intrac. For the three years prior to the merger, Intrac’s operations were nominal. The assets, liabilities and historical operating results prior to the Merger are those of the IDDS. Pro forma information giving effect to the acquisition has not been provided since the combination is not considered a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations.” At the time of the Merger, Intrac shareholders held 1,153,190 shares of common stock and the net assets of Intrac were zero. Therefore, since the Merger is accounted for as a recapitalization of the Company, the Intrac common shares were included in the Merged Company’s stockholders equity at their par value with an offset to additional paid in capital of $1,153.

Pain Management, Inc. (the “Predecessor Company”) was incorporated in the State of Delaware on February 23, 1998. On August 14, 2000, the Predecessor Company agreed to merge with IDDS. The terms of the merger provided for each share of the Predecessor Company’s common stock to convert into approximately .908 shares of the Company’s common stock. Accordingly, the stockholders of the Predecessor Company exchanged 5,212,500 shares of the Predecessor Company’s common stock for 4,733,797 shares of IDDS common stock. Prior to the merger, IDDS had outstanding 5,174,257 shares of common stock. At the time the merger closed on September 22, 2000, the only asset held by IDDS was a licensing agreement with West Pharmaceutical Services, Inc. (see Note 7) executed on August 25, 2000. IDDS was incorporated on April 8, 1999, however, it remained dormant until executing the merger and licensing agreements noted above. The Predecessor Company’s Board of Directors and management assumed similar roles in the Company after the merger closed. For financial reporting purposes, the merger was accounted for as the acquisition of a licensing agreement by the Predecessor Company and a reorganization with the Company becoming the surviving entity. Consequently, the assets, liabilities and historic operating results of the Company prior to the merger are those of the Predecessor Company. The fair value of the licensing agreement was determined to be approximately $18.6 million based on the fair value of the common stock issued. The rights obtained under the licensing agreement related to an unproven technology that would require significant research and development effort to commercialize a product. There is also a significant uncertainty as to whether the research and development effort will be successful. Since the licensed technology has no alternative

Index

future use, the fair value of the consideration issued to obtain the licensing agreement was expensed as research and development at the time the merger closed.

2.	Summary of Significant Accounting Policies

Basis of Preparation

The consolidated financial statements include the accounts of Javelin Pharmaceuticals, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, it is anticipated that the Company may not generate revenues from product sales in the twelve months following December 31, 2005. Management estimates the Company has sufficient resources to fund its planned operations beyond March 31, 2007. In addition, Management has the ability to reduce discretionary spending to preserve cash. The Company may seek to raise additional funds through the private and/or public sale of its equity securities. The Company may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to the Company. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the Company’s ability to obtain adequate long-term financing, the success of its research and development program and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

The Company has been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which are used to subsidize the Company’s research and development projects (“Projects”). DOD and NIH revenue is recognized as subsidized Project costs for each period as incurred. For the year ended December 31, 2002, the Company’s revenue included $214,856 and $72,390 from the DOD and the NIH, respectively. In May 2003, the Company was granted an extension of a prior grant by DOD in the amount of a $4.3 million contract. For the years ended December 31, 2003, 2004 and 2005, all of the Company’s research revenue came from reimbursements for costs incurred in relation to the contract from the DOD. For all periods presented, the Company’s only source of revenue was in the form of grants and contracts.

The Company had not been appropriately recognizing revenue and receivables related to reimbursable indirect project costs that were earned in prior periods, resulting in an understatement of revenue of approximately $57,000 and $52,000 for the years ended December 31, 2003 and 2004, respectively. The Company corrected the cumulative effect of this error during 2005, resulting in an overstatement of grant and contract revenue by approximately $109,000 for the year ended December 31, 2005. Previously issued annual and quarterly financial statements have not been restated, as management does not believe that the impact of these errors is material to the financial statements for the year ended December 31, 2005 or to the financial statements of any period prior to the year ended December 31, 2005.

Interest income is recognized as earned.

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing and upfront fees paid in connection with collaborative agreements. For the years ended December 31, 2003, 2004 and 2005, expenses related to the Company’s grants and contracts were $1,102,420, $836,841 and $1,547,753, respectively.

Index

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

The estimated useful lives of fixed assets are as follows:

Leaseholds	3 years
Laboratory equipment	7 years
Furniture and fixtures	5 years
Computer equipment and software	3 years

Patents

As a result of research and development efforts conducted by the Company, it has applied, or is applying, for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2004 and 2005 the Company had invested approximately $14.8 million and $33.3 million, respectively, in funds with a single commercial bank. As of December 31, 2005 no losses had been incurred from deposits in excess of FDIC limits.

Net Loss Per Share

The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Since the Company has incurred net losses since inception, diluted net loss per share does not include the number of shares issuable upon exercise of outstanding options and warrants and the conversion of preferred stock since such inclusion would be anti-dilutive.

Disclosures required by SFAS No. 128 have been included in Note 8.

Deferred Financing Costs

Costs incurred in connection with issuance of notes payable are deferred and amortized using the interest method as interest expense over the term of the debt instrument.

Index

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. The Company has no other comprehensive items to report other than net loss.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. For all periods presented, there have been no impairment losses incurred.

Equity Issuance Costs

Costs associated with the issuance of the Company’s common or preferred stock are initially recorded as prepaid offering costs. Upon issuance of the securities, those costs are reclassified as a reduction of the offering proceeds. In the event that the offering is not completed, those costs would be expensed in the period the offering is determined to be unsuccessful. During the year ended December 31, 2002, the Company expensed prepaid offering costs of $776,819 that were deferred as of December 31, 2001 related to a public equity offering that was terminated during 2002.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of the Company’s common stock on the grant date is greater than the amount an employee must pay to acquire the stock.

The Company has a stock-based incentive plan, which is described in Note 9. The following table illustrates the effect on the Company’s net loss and net loss per share had compensation costs for the incentive plan been determined in accordance with the fair value based method of accounting for stock-based compensation as

Index

prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“FAS 148”). Since option grants awarded during 2003, 2004, and 2005, vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	Year Ended December 31,
	2003	2004	2005
Net loss as reported	$(3,155,092)	$(7,046,828)	$(10,611,772)
Add: Stock-based employee compensation included in net loss under APB No. 25	113,069	198,351	345,672
Deduct: Total stock-based employee compensation expense determined under fair value base method for all awards	(1,263,739)	(1,469,442)	(1,796,017)
Pro forma net loss	$(4,305,762)	$(8,317,919)	$(12,062,117)
Proforma net loss per share (basic and diluted)	($0.43)	($0.76)	($0.43)

For the purposes of the above pro forma calculations, the fair value of each option granted was estimated on the date of grant using the Black Scholes option pricing model. The weighted-average fair value of all options granted during 2003, 2004 and 2005 was $0.96, $2.18 and $1.84, respectively. The following table summarizes the assumptions used in computing the fair value of option grants.

	2003	2004	2005
Expected volatility	80%	80%	80%
Expected life	5	5	5
Dividend yield	0%	0%	0%
Risk free interest rate	3.5%	4.5%	3.4 - 4.5%

Other disclosures required by FAS No. 123 have been included in Note 9.

The fair value of options and warrants granted to non-employees for financing, goods or services are included in the financial statements and expensed over the life of the debt, as the goods are utilized or the services performed, respectively. Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined using the Black Scholes option pricing model with the assumptions noted above. Such fair value was determined at each balance sheet date through the vesting period, in accordance with Emerging Issues Task Force No. 96-18 Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services (“EITF 96-18”)

Index

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R revises SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock issued to Employees, and its related implementation guidance. The provisions of SFAS No. 123R require a public entity to expense, in the operating statement, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, for interim or annual reporting periods that begin after June 15, 2005. SFAS No. 123R allows companies to choose from several transition methods for recognizing the cost of share-based awards granted to employees prior to adoption of the Standard. The Company is in the process of analyzing the appropriate transition method to adopt and expects the adoption of SFAS No. 123R to have a material impact on its financial statements by increasing operating expenses, net loss attributable to common stockholders and net loss per share attributable to common stockholders

In May 2005 the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement beginning January 1, 2006.

3.	Fixed Assets

Fixed assets consist of the following:
	December 31,
	2004	2005
Leaseholds	$-	$4,824
Furniture and fixtures	34,335	60,800
Laboratory equipment	115,882	116,901
Computer equipment	51,176	76,175
Computer software	9,542	20,771
	210,935	279,471
Less, Accumulated depreciation	(73,284)	(117,605)
	$137,651	$161,866

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:
	December 31,
	2004	2005
Accounts payable	$988,025	$557,252
Accrued professional fees	384,005	434,886
Accrued research and development	302,868	56,897
Accrued payroll	590,650	133,044
Accrued expenses	30,924	25,547
	$2,296,472	$1,207,626

Index

The Company has contractual agreements to spend approximately $0.8 million for future clinical and development programs. However, such agreements may be cancelled, without cost, upon written notice to the other party.

5.	Stockholders’ Equity

The Company’s Certificate of Incorporation authorizes the Company to issue 100 million shares of common stock (the “Common Stock”), $0.001 par value, and 5 million shares of preferred stock (the “Preferred Stock”), $0.001 par value. At December 31, 2004, the Company's Certificate of Incorporation, as amended, authorized the Company to issue 500 million shares of common stock, $0.001 par value, and 5 million shares of preferred stock, $0.001 par value. Prior to the Merger, IDDS’s Certificate of Incorporation, as amended, authorized the Company to issue 80 million shares of common stock, $0.001 par value, and 20 million shares of preferred stock, $0.001 par value. The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock, in series, with rights and privileges determined by the Board.

Prior to the Merger with Intrac, IDDS had outstanding three classes of redeemable preferred stock. The rights and provisions of the preferred stockholders included liquidation, voting, dividend, redemption and conversion. As the result of the Merger, all shares of preferred stock converted into 8,187,259 shares of common stock.

During 1999, a consultant (the “Consultant”) was issued 192,985 shares of Common Stock for services rendered and a subscription receivable of $106. The fair value of the Consultant shares was $93,456, as estimated by the Company’s management.

In September 2000, the Company sold 160.565 units (“Units” or “Series A Financing”) to investors at a per Unit price of $100,000. Each Unit consisted of 25,000 shares of Series A redeemable Preferred Stock (“Series A”) (convertible into 25,872 shares of common stock) and 2,587 warrants (the “A Preferred Warrants”). Each A Preferred Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.87 per share. The A Preferred Warrants contain certain antidilution provisions, as defined. The fair value of the A Preferred Warrants at issuance was $960,361. On October 13, 2005, 388,885 A Preferred Warrants expired unexercised. At December 31, 2005, 26,518 of the A Preferred Warrants had been exercised (see Note 10).

As partial consideration for the sale of the Units, an option to purchase 15.83 units (the “Finders Units”) was issued to members of the firm responsible for obtaining the financing. Each Finders Unit entitles the holder to purchase 25,000 shares of Series A Stock (convertible into 25,872 shares of Common Stock) and 2,587 A Preferred warrants (the “Finders Warrants”) for $110,000 per Finders Unit. The fair value of the Series A Stock included in the Finders Units, which was accounted for as a cost of the Series A Financing, totaled $1,071,331. Each Finders Warrant entitles the holder to purchase one share of Common Stock at a per share price of $3.87. The Finders Warrants expire in September 2007. The fair value of the Finders Warrants at the date of issue was $107,825. At December 31, 2005, none of the Finders Warrants had been exercised.

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

During December 2001, the Company issued shares of Series B Redeemable Preferred Stock (“Series B”).The Series B conversion price represented a discount from the estimated fair value of the Common Stock at the time of issuance. Accordingly, the discount amount is considered incremental yield (“the beneficial conversion feature”) to the preferred stockholders and has been accounted for as a deemed dividend to preferred stockholders. Based on the conversion terms of the Series B stock, a deemed dividend of approximately $3.6 million has been

Index

added to the net loss in the calculation of net loss applicable to common stockholders in the year ended December 31, 2001.

In December 2004, the Company closed a private placement consisting of the sale of 6,139,913 shares of Common Stock for proceeds of approximately $16.2 million, net of offering expenses of $1.9 million. As partial consideration for services rendered, the agent that had introduced investors to the Company, was granted fully vested warrants, to purchase 920,987 shares of Common Stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.95 per share. The Placement Warrants expire in December 2009. The fair value of the Placement Warrants at issuance was approximately $1.8 million, as estimated by the Company’s management, using the method described in Note 2.

In March 2005, in consideration of a termination fee, the Company granted to an entity warrants to purchase up to 10,184 shares of Common Stock at an exercise price of $2.49 per share. The warrants expire in March 2010. The fair value of the consultant warrants at the date of issuance was $18,840, as estimated by the Company’s management using the method described in Note 2.

       Also in March 2005, as part of an engagement fee for investor and public relations services, the Company granted to an entity warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $3.00 per share. The warrants expire in March 2010. The fair value of the consultant warrants at the date of issuance was $44,000, as estimated by the Company’s management using the method described in Note 2.

         In April 2005, in consideration for investor and public relations services, the Company granted to an entity warrants to purchase up to 20,000 shares of Common Stock at an exercise price of $3.00 per share. The warrants expire in April 2010. The fair value of the consultant warrants at the date of issuance was $35,200, as estimated by the Company’s management using the method described in Note 2.

 In September 2005, as partial consideration for investor and public relation services, we granted to an entity warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $3.00 per share. The consultant warrants expire in September 2010. The fair value of the consultant warrants at the date of issuance was $54,250, as estimated by the Company’s management using the method described in Note 2.

In November 2005, the Company closed a private placement consisting of the sale of 14,222,215 shares of Common Stock and 711,111 warrants (the “Investor Warrants”) for proceeds of approximately $29.8 million, net of offering expenses of $2.2 million. Each Investor Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.25 per share. The Investor Warrants expire in December 2010 and contain certain antidilution provisions and registration rights, as defined. The fair value of the Investor Warrants at issuance was $1,376,000, as estimated by the Company’s management, using the method described in Note 2. As partial consideration for services rendered, the agents that had introduced investors to the Company, were granted fully vested warrants, to purchase 853,333 shares of Common Stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.48 per share. The Placement Warrants expire in November 2010. The fair value of the Placement Warrants at issuance was approximately $1.6 million, as estimated by the Company’s management, using the method described in Note 2.

6.	Notes Payable

a.
During 1998, the Company issued two notes payable to two banks with principal amounts of $145,000 and $80,000, respectively (the “Notes”). The Notes were due in September 2000 and bear interest of 1% over the Eurodollar rate and the bank’s prime rate, respectively. The Notes were guaranteed by one of the Company’s investors. At December 31, 1999, the outstanding balances on the Notes were $145,000 and $80,000, respectively, accrued interest totaled $1,400 and the weighted average interest rate was 7.5%. During 2000, the $145,000 Note was increased to $245,000.

Both Notes were repaid in October 2000, following the issuance of Series A Stock (see Note 5).

Index

b.
During 1999, the Company raised $1.04 million by issuing notes payable (the “Bridge Notes”) and warrants (the “Bridge Warrants”). The Bridge Notes accrued interest at 12% per annum for the first twelve months and 15% per annum for up to an additional year. At December 31, 1999, accrued interest on the Bridge Notes was approximately $86,000. In November, 2000, after issuance of Series A stock, the principal plus accrued interest totaling approximately $1,238,000 was repaid .

In connection with the Bridge Notes, 236,127 Bridge Warrants to purchase an equal number of shares of Common Stock, with an exercise price of approximately $0.01, were issued to the Bridge Noteholders. The Bridge warrants contain anti-dilution provisions and expire in September, 2005. The fair value of the Bridge Warrants at the date of issue was $101,564. Accordingly, the Bridge Notes were recorded at an original issue discount of $101,564, which was amortized to interest expense over the term of the Bridge Notes. At December 31, 1999, the Bridge Notes were recorded at $980,256. During the years ended December 31, 2001, 2003, and 2005, Bridge Warrants to purchase 15,893 shares, 2,270 shares and 217,964 shares of Common Stock, respectively, were exercised. At December 31, 2005, all Bridge Warrants were exercised prior to their expiration (see Note 10).

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

c.
In July 2000, the Company entered into a note (the “Second Note”) with a commercial bank with principal amount of $150,000 and bearing interest, payable monthly, based on the Eurodollar rate plus 1% due in July, 2001. The Second Note was guaranteed by one of the Company’s investors. In October 2000, following the closing of the sale of Series A stock, the Second Note was repaid.

d.          In November 2002, the Company issued a $500,000 convertible note, due on November 24, 2004, to eXegenics, Inc., pursuant to an agreement for the termination of a proposed merger with that company (the “Merger Note”). The Merger Note bears interest of prime plus 1%, as defined, which is due and payable annually. The Merger Note and accrued interest, will automatically convert into shares of the Company’s equity securities in the event that the Company completes a private placement, as defined, before November 24, 2004, or in the event of a consolidation, merger, combination, or reorganization, as defined. In the event of a private placement, the Merger Note and accrued interest will be converted into the same series of securities offered in the private placement, at the same per share price paid by investors. At December 31, 2002, accrued interest on the Merger Note totaled $2,625. In August 2003, following a private placement, the principal and accrued interest, totaling $519,795, was converted into 339,736 shares of Series C Redeemable Preferred Stock (see Note 5).

e.           In November 2004, the Company entered into a Securities Purchase Agreement and raised $1.0 million by issuing a Senior Secured Debenture (the “Bridge Debentures”) and warrants (the “Warrants”). The Bridge Debentures accrued interest at 10% per annum for a maximum term of 12 months. Subject to certain terms and conditions the Company granted to investors in the Bridge Debenture a security interest in the assets of the Company. At December 6, 2004, upon the sale of Common Stock (see Note 5), the principal plus accrued interest totaling $1,008,611 was repaid, and the security interest in the assets was released.

Index

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

7.  Commitments and Contingencies

a.    Operating Lease

On September 5, 2002, the Company entered into a sublease (the “Sublease”) for office space with a term from December 7, 2002 through December 30, 2003. Minimum rent for the Sublease is $371,000 per annum, payable in equal monthly installments of $30,917, except that no rent payment was due for the first 30 days of the Sublease term (the “Free Rent Period”). In addition, upon execution of the Sublease, the Company prepaid rent for the first two months following the Free Rent Period and the last two months of the Sublease term, totaling $123,667. The Company is also required to pay additional rent, as defined. The Company recognizes rental expense for leases with rental holidays on the straight-line basis over the life of the lease. On September 22, 2003, the Company entered into a lease for office space with a term from December 1, 2003 through November 30, 2006. Minimum rent for the lease is initially $125,000 per annum with a 3% rent escalation every 12 months thereafter, payable in equal monthly installments, except that no rent payment was due for the first 60 days of the lease term (the “Free Rent Period”). In addition, upon execution of the lease, the Company paid a security deposit of $31,250. The Company is also required to pay additional rent, as defined. On May 1, 2005, the Company entered into a lease for the Cambridge office space with a term from May 1, 2005 through May 1, 2008. Minimum rent for the lease is payable in equal monthly installments of $6,810 over the lease term. The Company recognizes rental expense for leases with rental holidays on the straight-line basis over the life of the lease. For the years ended December 31, 2003, 2004 and 2005, the Company recognized rent expense of $381,026, $122,355 and $176,771 respectively. Deferred lease liability of $10,026, $17,101 and $9,871 at December 31, 2003, 2004 and 2005, respectively, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.

b.    Legal Proceedings

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business including one dispute currently scheduled for arbitration.  However, management of the Company does not believe that any such  dispute, arbitration or pending litigation would have a material adverse effect on the Company's financial position, results of operations or cash flows.

c.    Research Collaboration, Licensing and Consulting Agreements

(i)    As part of the formation of the Company, in September 2000, the Company assumed a license agreement between the Predecessor Company and Stuart Weg, M.D. The license granted the Company exclusive worldwide rights, including the right to grant sublicenses, for the intellectual property surrounding transnasal ketamine. In connection therewith, the Company made an upfront payment to Dr. Weg, Herbert Brotspies, and Calgar & Associates (collectively the “Founders”) and issued the Founders shares of Common Stock, of which a portion is held in escrow and will be released to the Founders, if at all, upon the successful completion of the Phase III trial. The issuance of the shares from escrow is not contingent on the Founders’ performance. The Company also reimbursed,the Founders for patent and other costs. The Company will pay semi-annual royalty payments to the Founders based on a percentage of net sales of transnasal ketamine by the Company or its sublicensees. In addition, the Company shall pay the Founders a defined percentage of all sublicensing fees or other lump sum payments. Under the terms of the license agreement, the Company is also obligated to make aggregate future payments upon the earlier of certain defined dates or satisfaction of certain clinical and regulatory milestones, which includes the filing of a New Drug Application

Index

 (“NDA”) with the Food & Drug Administration (“FDA”), the approval of an NDA by the FDA and the first commercial sale of a licensed product. A defined percentage of such milestone payments shall be creditable against royalties earned; provided, however, that in no event shall royalties earned be reduced by more than a certain percentage in any applicable semi-annual period. The Company may satisfy a portion of the milestone payments through the issuance of shares of Common Stock of the Company; provided that the Company is publicly traded at the time such milestone payment accrues. In April 2003 the license agreement was amended (Amendment No. 1) to allow for the payment of the August 2003 milestone to be paid in cash and Series C stock. The Founders agreed to accept 65,360 shares of Series C Stock, valued at $0.1 million plus $0.15 million in cash as payment in full for the milestone. In November 2004, the license agreement was amended (Amendment No. 2) with Dr. Stuart Weg to defer payment of the $500,000 milestone from August 25, 2004, to a date on or before December 31, 2004. The Company was required to pay interest, at a rate of 4.75% per annum, on the amount of the milestone payment for the period from August 25, 2004 to the amended payment date. On December 21, 2004 the Company paid the milestone payment plus accrued interest totaling $507,964. On December 31, 2004 the Company accrued the final milestone payment of $500,000 and on April 7, 2005, the Company, entered into an agreement and issued 169,735 shares of Common Stock as settlement of this final milestone payment, under the License Agreement, dated February 25, 1998. The fair value of the shares issued was $500,000, as determined by the equity price of $2.95 on the date of grant.

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

(iii)   On August 25, 2000, the Company entered into a license agreement with West Pharmaceutical Services, Inc. (“West”) for rights to develop and commercialize intranasal morphine, fentanyl and other products. Under the terms of the agreement, the Company was granted an exclusive, worldwide, royalty bearing license, including the right to grant sublicenses, for the rights to the intellectual property covering these products. The license agreement will expire with the last to expire of the license patents in 2016. In consideration of the license, the Company paid and expensed on September 22, 2000 an up front fee. In addition, under the license agreement for morphine, fentanyl and other products the Company is obligated to make royalty payments to West based upon net sales of products by the Company or its sublicensees, if any, as defined. The Company is also obligated to pay West a minimum annual royalty for each licensed product that receives approval by a regulatory agency to be marketed in any major market country, as defined. The Company is also obligated to pay West a defined amount of any up-front license fees in the event that the Company sublicenses any rights to any third party. In addition, under a Development Milestone and Option Agreement entered into by the Company and West in connection with the license agreement, the Company is obligated to make aggregate future payments totaling $5.0 million upon reaching certain defined development milestones, which includes the filing of an NDA with the FDA, the approval of an NDA by the FDA of a licensed product. Milestone payments can be paid in cash or equity upon the satisfaction of certain clinical and regulatory milestones and provided that the Company is publicly traded at the time such milestone payment accrues. The Company’s ability to pay the upfront payment for the license agreement and the M-6-G

Index

       fee (see below) was guaranteed by an affiliate of the Company. The guarantee expired upon the payments by the Company of amounts owed to West. In addition, the Company granted West the right of first refusal to enter into a clinical manufacturing agreement for nasal morphine (see (iv)(a), below).

The license agreement and related agreements (see (iv)(a) to (iv)(d) below) may be terminated by mutual consent of the parties at any time or by either party upon written notice of default, including non-performance, by the other party that is not cured within 30 days.

(iv)  In connection with the West license agreement, the Company entered into the following additional agreements:

(a)
A clinical manufacturing agreement, whereby the Company will buy from West 100% of the nasal morphine product required for conducting the clinical trials subject to West’s ability to supply 100% of the required product. West will manufacture and package the clinical product for the Company. This agreement was terminated effective September 2002.

(b)    An option agreement, whereby the Company was granted an option to include morphine -6- glucuronide (“M-6-G”) as an identified compound under the license agreement. The Company paid and expensed a non-refundable fee in consideration of the option, which expired unexercised on December 22, 2000.

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

(v)   On February 8, 2005, the Company consented to the assignment of the license agreements with West to Archimedes Pharma Limited (“Archimedes”) in connection with the sale of West’s Drug Delivery business to Archimedes. Under the terms of the assignment, Archimedes has agreed to assume all of West’s obligations and liabilities

Index

                under the assigned agreements that by their respective terms are required to be paid, performed or discharged.

(vi)    On December 14, 2001 (the “Effective Date”), the Company entered into an agreement (the “Shimoda Agreement”) with Shimoda Biotech (Proprietary) Ltd. and certain affiliated entities (“Shimoda”), for an exclusive worldwide license to commercialize formulations of pharmaceutical products containing diclofenac. The Company will pay: (i) a license fee to Shimoda and reimbursement for expenses, if certain defined events occur; (ii) two percent of the net proceeds, as defined, of the Company’s initial public offering (“IPO”) to Shimoda, but not less than $1 million or in excess of $2 million; (iii) aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones which includes submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product; and (iv) royalty payments to Shimoda based upon the sales of products by the Company or its sublicensees, if any, as defined. Upon achievement of a milestone, Shimoda has the option to receive payment in cash or shares of common stock. In the event Shimoda elects to receive common stock, the number of shares to be issued is based on a formula whereby the defined milestone payment is divided by the per share price of the Company’s common stock in an initial public offering as defined. Should common stock be issued in satisfaction of milestones, the Company will record a non-cash charge based on the fair value of the consideration paid at the date the milestone is achieved. Such charge could be material and could result in a material dilution to per share amounts. The Shimoda Agreement may be terminated (i) by either party due to breach by the other party that is not cured within 60 days of written notice; (ii) by Shimoda in the event of default by the Company for non-payment of amounts due that is not cured with 60 days of written notice; or (iii) by the Company at any time by giving 90 days written notice to Shimoda.

(vii)    In December 2005, the Company amended the license agreement with Shimoda Biotech, Ltd. Under the terms of the amendment, the total aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones remains unchanged although as amended include allowance of an MAA by the MHRA, submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product.

8.	Net Loss per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For all periods presented, the Company reported a net loss and, therefore, common stock equivalents were not included since such inclusion would have been anti-dilutive. In addition, for all periods presented, 227,044 shares of Common Stock were held in escrow. These shares have been excluded from the calculation of basic and diluted per share amounts.

The calculation of net loss per share, basic and diluted, is as follows:
	Net Loss (Numerator)	Weighted Average Common	Per Share Amount
	Shares (Denominator)
The year ended December 31, 2003 Basic and diluted	$(3,155,092)	9,918,104	($0.32)
The year ended December 31, 2004 Basic and diluted	$(7,046,828)	10,936,922	($0.64)
The year ended December 31, 2005 Basic and diluted	$(10,611,772)	27,831,188	($0.38)

Index

Common stock equivalents and shares issuable upon conversion of redeemable convertible preferred stock which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

	For the Years Ended December 31,
	2003		2004		2005
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options	2,287,818	$3.81	3,730,257	$3.06	4,889,467	$2.91
Warrants	1,084,834	3.23	770,226	2.65	1,922,888	2.81
Convertible Preferred Stock	6,239,871		7,648,919		-
Total	9,612,523		12,149,402		6,812,355

9.    Stock Incentive Plan

In February 2001, the Board and stockholders approved the adoption of the 2000 Omnibus Stock Incentive Plan (the “Plan”). The Plan, as amended, provides for the issuance of 4,200,000 shares of Common Stock to be awarded to employees, consultants, directors and other individuals who render services to the Company (collectively, “Awardees”). Awards include options, restricted shares, bonus shares, stock appreciation rights and performance shares (the “Awards”). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined. The Plan includes an automatic option grant program for non-employee directors, under which option grants will automatically be made at periodic intervals to non-employee board members to purchase shares of common stock as defined. The Plan provides for a Committee of the Board of Directors (the “Committee”) to grant Awards to Awardees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. All options granted under the Plan are intended to be non-qualified (“NQO”) unless specified by the Committee to be incentive stock options (“ISO”), as defined by the Internal Revenue Code. NQO’s may be granted to employees, consultants or other individuals at an exercise price, equal to, below or above the fair value of the Common Stock on the date of grant. ISO’s may only be granted to employees of the Company and may not be granted at exercise prices below fair value of the Common Stock on the date of grant (110% of fair value for employees who own 10% or more of the Company). The period during which an option may be exercised may not exceed ten years from the date of grant (five years for grants of ISO’s to employees who own 10% or more of the Company). Under the Plan, for a period of one year following the termination of an Awardee’s employment or active involvement with the Company, the Company has the right, should certain contingent events occur, to repurchase any or all shares of Common Stock acquired upon exercise of an Award held by the Awardee at a purchase price defined by the Plan. The Plan will terminate at the earliest of (i) its termination by the Committee, (ii) February 4, 2011 or (iii) the date on which all of the shares of Common Stock available for issuance under the Plan have been issued and all restrictions on such shares have lapsed. Awards granted before termination of the Plan will continue under the Plan until exercised, cancelled or expired.

Just prior to and as a condition of the IDDS merger, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) covering the grant of stock options, restricted stock and other employee awards, subject to stockholder ratification. The 2004 Plan follows the IDDS Amended and Restated 2000 Omnibus Stock

Index

Incentive Plan (the “Plan”). The 2004 Plan authorizes awards of up to 5,000,000 shares of common stock. Upon the Merger, the outstanding options under the Plan were exchanged for options under the 2004 Plan with the number of option shares and the exercise prices adjusted to reflect the merger exchange ratio (see Note 1). On September 7, 2005 at the Annual Meeting of Shareholders, the Company’s shareholders ratified the adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) covering the grant of stock options, restricted stock and other employee awards. Upon the migratory merger, the Javelin 2005 Omnibus Stock Incentive Plan became effective and the outstanding options under the 2004 Plan were exchanged for similar options under the Javelin 2005 Plan.

As of December 31, 2005, under the Javelin 2005 Plan, options for the purchase of an aggregate of 3,711,555 shares of Common Stock have been granted and are outstanding. The number of options remaining to be granted totals 1,288,445. In addition, as of December 31, 2005, the Company had outstanding 1,184,058 options which were granted outside of the Javelin 2005 Plan.

The following table summarizes non-plan stock option information for the options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$3.87	1,184,058	4.9 years	$3.87	1,184,058	$3.87

    Transactions involving non-plan stock options during the years ended December 31, 2003, 2004 and 2005 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Balance outstanding, December 31, 2002	1,392,271	$3.87	1,150,805	$3.87
2003: Canceled	(51,742)	$3.87		$3.87
Balance outstanding, December 31, 2003	1,340,529	$3.87	1,340,529	$3.87
2004: Canceled	(155,230)	$3.87		$3.87
Balance outstanding, December 31, 2004	1,185,299	$3.87	1,185,299	$3.87
2005: Exercised	(1,241)	$0.01		$0.01
Balance outstanding, December 31, 2005	1,184,058	$3.87	1,184,058	$3.87

Index

The following table summarizes stock option information for options granted under the 2004 Plan as of December 31, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.50	661,969	7.2 years	$1.50	661,969	$1.50
$1.90	50,000	9.5 years	$1.90	-	-
$1.96	1,451,743	8.1 years	$1.96	704,912	$1.96
$1.97	6,620	8.5 years	$1.97	6,620	$1.97
$2.60	50,000	9.5 years	$2.60	-	-
$2.70	635,750	9.3 years	$2.70	150,000	$2.70
$2.80	75,000	9.2 years	$2.80	-	-
$2.85	260,000	9.7 years	$2.85	75,000	$2.85
$3.05	9,000	9.6 years	$3.05	-	-
$3.33	75,000	9.6 years	$3.33	-	-
$3.45	25,000	9.7 years	$3.45	-	-
$3.87	50,921	6.7 years	$3.87	50,921	$3.87
$5.36	309,631	4.1 years	$5.36	309,631	$5.36
$5.40	50,921	6.3 years	$5.40	50,921	$5.40
$1.50 - $5.40	3,711,555	8.0 years	$2.49	2,009,974	$2.56

Index

Transactions involving options granted under the 2004 Plan during the years ended December 31, 2003, 2004 and 2005 are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Balance outstanding, December 31, 2002	591,339	$5.23	265,008	$5.08
2003: Canceled	(103,485)	$5.36
2003: Granted	1,508,776	$1.67
Balance outstanding, December 31, 2003	1,996,630	$2.53	456,781	$4.59
2004: Canceled	(385,468)	$1.64
2004: Granted	1,101,413	$1.96
Balance outstanding, December 31, 2004	2,712,575	$2.32	1,405,358	$2.66
2005: Canceled	(314,770)	$2.14
2005: Granted	1,313,750	$2.75
Balance outstanding, December 31, 2005	3,711,555	$2.49	2,009,974	$2.56

(1)
Included in the balance outstanding at December 31, 2002, were the following options granted to members of the Board: (i) 362,194 options on February 25, 2002, with an exercise price of $5.36, approximately two-thirds of which were vested immediately with the remainder vesting through February 2003 and (ii) 50,921 options with an exercise price of $5.40 on April 1, 2002, one-quarter vesting immediately and the remainder vesting over three years. On the dates of grant, the fair value of the Company’s common stock was deemed to be $8.84 per share. Thus, in accordance with APB No. 25, the Company recorded unearned compensation of $1,431,498, which was equal to the total intrinsic value of those options on the respective dates of grant. The Company will amortize unearned compensation as compensation expense, respectively, over the respective vesting periods of the options. For the years ended December 31, 2002, 2003, 2004 and 2005, the Company recognized $1,264,522, $113,069, $43,125 and $10,782 of compensation expense respectively for those options.

Included in the options above, during the years ended December 31, 2000, 2002 and 2003 the Company granted 305,676 fully vested non-plan options, 50,921 fully vested options and 76,381 options vesting over one year under the Plan to non-employees (“Non-employee Options”) with average exercise prices of $3.87, $5.36 and $1.50, respectively, which are accounted for in accordance with EITF 96-18. The estimated fair values of the Non-employee Options on the grant dates in 2000 and 2002, totaling $707,550 and $62,564, respectively, were recognized as compensation expense in the years ended December 31, 2000 and 2002, respectively. During the year ended December 31, 2003, the Company recognized an expense of $57,672, in connection with Non-employee Options.

During 2004, two consultants (the “Consultants”) received a total of 6,620 options to purchase shares of Common Stock at an exercise price of $1.97 per share. The options will be fully vested upon the first anniversary of the grant and expire in June 2014. As of December 31, 2004, the Company recognized $14,498 of compensation expense for these options based upon their fair value as estimated by the Company’s management, at the grant date

Index

using the Black Scholes option pricing model. In addition, $118,003 of compensation expense was recognized in connection with the Non-employee Option that had been granted in 2003.

During 2004, the Company granted to four employees and a Board member, a total of 1,094,793 stock options with an exercise price of $1.96 per share, each vesting over three years. The deemed per share fair value of the Company’s Common Stock at the time of the stock option grant was $2.95, based upon the sale of Common Stock to investors in December 2004 (see Note 5). Accordingly, unearned compensation of $1,094,793, representing the intrinsic value of the options granted during 2004, was recorded. Such amount will be amortized to compensation expense ratably over the respective vesting periods of the options. The total amortized compensation expense associated with the options granted in 2004 totaled $155,227 for the year ended December 31, 2004 and 334,890 for the year ended December 31, 2005.

During 2005, one person and one entity received a total of 40,000 options to purchase shares of Common Stock at an exercise price of $2.85 per share. The options were fully vested upon the grant date and expire in September 2015. As of December 31, 2005, the Company recognized $95,200 of compensation expense for these options based upon their fair value as estimated by the Company’s management, at the grant date using the Black Scholes option pricing model.

10.  Warrants and Units

The following table summarizes warrant and unit activity for the period from February 23, 1998 (inception) to December 31, 2005:

	Placement Warrants	Debenture Warrants	Bridge Warrants	Investor Warrants	Consultants Warrants	Finders Units
Issuance of Bridge Warrants (see Note 6)			236,127
Issuance of Consultants Warrants (see Note 6)					204,336
Balance outstanding, December 31, 1999	-	-	236,127	-	204,336	-
Issuance of Preferred A Warrants (see Note 5)				415,403
Exercise of Consultants Warrants					(204,336)
Issuance of Finders Units (see Note 5)						15.83	(1)
Issuance of Consultants Warrants (see Note 5)					15,523
Balance outstanding, December 31, 2000	-	-	236,127	415,403	15,523	15.83
Exercise of Bridge Warrant			(15,893)
Exercise of Consultants Warrants					(15,523)
Balance outstanding, December 31, 2001 and 2002	-	-	220,234	415,403	-	15.83
Exercise of Bridge Warrants (see Note 6)	-	-	(2,270)
Balance outstanding, December 31, 2003	-	-	217,964	415,403	-	15.83
Issuance of Debenture Warrants (see Note 6)		226,314
Issuance of Placement Warrants (see Note 5)	920,987
Balance outstanding, December 31, 2004	920,987	226,314	217,964	415,403	-	15.83
Exercise of Bridge and Investor Warrants			(217,964)	(26,518)
Expiry of Preferred A Warrant (see Note 5)				(388,885)
Issuance of Consultants Warrants (see Note 5)					80,184

Index

Issuance of 2005 Investor Warrants (see Note 5)				711,111
Issuance of 2005 Placement Warrants (see Note 5)	853,333

Balance outstanding, December 31, 2005	1,774,320	226,314	-	711,111	80,184	15.83

(1)	Each Finders Unit entitles the holder to purchase 28,459 shares of Common Stock. Total issuance entitles holders to purchase 450,506 shares Common Stock.

See Note 2 for the description of the method and assumptions used to determine the fair value of the warrants issued.

11.  Related Party Transactions

The Company, from its inception, through the year ended December 31, 2002, received financial assistance from a principal stockholder in the form of office space and management and legal assistance provided at no cost. In accordance with the Staff Accounting Bulletin No. 79, the value of such assistance has been reflected in the accompanying financial statements as an expense in the period benefited with a corresponding deemed capital contribution. The value of the financial assistance totaled $1,075,182 for the cumulative period from February 23, 1998 (inception) to December 31, 2005.

12.  Income Taxes

There is no net provision (benefit) for federal or state income taxes for the years ended December 31, 2003, 2004 and 2005 since the Company has incurred operating losses and has established valuation allowances equal to the total deferred tax asset due to the uncertainty with respect to achieving taxable income in the future.

The tax effect of temporary differences and net operating losses as of December 31, 2004 and 2005 are as follows:

	December 31, 2004	December 31, 2005
Deferred tax assets and valuation allowance
Net operating loss carry forwards	$10,084,000	$12,969,000
Other deferred tax assets	3,595,000	3,612,000
Research and development tax credit carryforwards	1,193,000	1,970,000
Valuation allowance	(14,872,000)	(18,551,000)
	—	—

Index

The Company’s effective tax rates for 2004 and 2005 are calculated as follows:

	2004		2005
	Amount	Percent	Amount	Percent

Pre tax income (loss)	$(7,046,828)		$(10,611,772)

Federal tax provision (benefit) at statutory rate	(2,395,922)	34.0%	(3,608,002)	34.0%

State income tax benefit net of federal tax benefit	(722,216)	10.2%	(748,462)	7.1%

Permanent differences	163,617	-2.3%	427,039	-4.0%

R & D credit	(432,225)	6.1%	(776,328)	7.3%

Change in valuation allowance	3,510,000	-49.8%	3,679,000	-34.7%

Change in rate	-	0.0%	911,066	-8.6%

Other	(123,254)	1.7%	115,687	-1.1%

Total income tax provision / (benefit)	$(0)	0.0%	$0	0.0%

13.	Subsequent Events

In February 2006, the Company settled a litigation with West Pharmaceutical Services, Inc. (“West”) regarding West’s assignment of certain license agreements to Archimedes Pharma Limited (“Archimedes”) as part of the sale West’s Drug Delivery business to Archimedes. Under the terms of the settlement, on March 1, 2006 West paid the Company approximately $600,000 to resolve all claims, and the parties exchanged mutual releases.

Also in February 2006, the Company announced that Douglas A. Hamilton would be stepping down as Chief Operating Officer and Chief Financial Officer but would remain in his positions until a successor is named.

Index

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth unaudited quarterly operating results for fiscal years 2004 and 2005 in dollars and as a percentage of net revenue. This information in these tables has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, all adjustments that management considers necessary for the fair presentation thereof. These unaudited results should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. The sum of the quarterly loss per share may not total annual amounts reported in the consolidated financial statements as a result of any quarterly changes in the amount of weighted average common shares used in the calculation of basic and diluted loss per share.

Quarterly results of operations

(In thousands, except per share data)

(All share and per share amounts have been adjusted to reflect the 1.018 per share exchange ratio on the December 2004 reverse merger).

	Unaudited Quarter ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Government grants & contract revenue	$445	$182	$148	$62

Operating expense
Research and development	763	794	1,929	1,320
General and administrative	429	464	338	1,472
Depreciation and amortization	6	6	18	2

Operating loss	(753)	(1,082)	(2,137)	(2,732)

Other income/(expense)	4	7	-	(354)

Net loss attributable to common
Stockholders	$(749)	$(1,075)	$(2,137)	$(3,086)

Net loss per share attributable to
common stockholders:
Basic and diluted	$(0.08)	$(0.11)	$(0.22)	$(0.22)

Weighted average shares	9,919	9,919	9,919	13,957

Index

Quarterly results of operations

(In thousands, except per share data)

(All share and per share amounts have been adjusted to reflect the 1.018 per share exchange ratio on the December 2004 reverse merger).

	Unaudited Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Government grants & contract revenue (1)	$368	$643	$99	$438

Operating expense
Research & development	1,127	2,226	2,415	1,445
General and administrative	1,021	1,279	1,202	1,720
Depreciation and amortization	10	12	12	10

Operating loss	(1,790)	(2,874)	(3,530)	(2,737)

Other income/(expense)	-	46	55	218

Net loss attributable to common
Stockholders	$(1,790)	$(2,828)	$(3,475)	$(2,519)

Net loss per share attributable to
common stockholders:
Basic and diluted	$(0.07)	$(0.11)	$(0.13)	$(0.07)

Weighted average shares	25,399	25,563	25,824	34,458

(1)
Grant and contract revenue during the quarter ended June 30, 2005 was overstated by approximately $147,000 due to an error in the allocation of costs among projects. The overstatement was corrected in the quarter ended September 30, 2005, resulting in an understatement of grant and contract revenue for the quarter. In addition, the Company had not been appropriately recognizing revenue and receivables related to reimbursable indirect project costs that were earned in prior periods, resulting in an understatement of revenue of approximately $57,000 and $52,000 for the years ended December 31, 2003 and 2004, respectively. The error also resulted in a $14,000 overstatement of revenue for the quarter ended March 31, 2005 and a $12,000 understatement of revenue for the quarter ended June 30, 2005. The Company corrected the cumulative effect of this error during the quarter ended September 30, 2005, resulting in an overstatement of grant and contract revenue by approximately $107,000 for the quarter ended September 30, 2005.

Index

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fourth quarter of fiscal 2004, we reported on a Form 8-K for an event of December 13, 2004, reporting that on December 13, 2004, we changed our independent registered public accounting firm to PricewaterhouseCoopers LLP from Paritz & Company, P.A.

ITEM 9A.	CONTROLS AND PROCEDURES

We have disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this annual report has been prepared.

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

We experienced turnover in a key financial management position in fourth quarter 2005. Accordingly, we have increased the overall number of personnel in the finance department, recruited a temporary replacement for the open position and we are actively recruiting qualified candidates for a permanent replacement. In addition the Company is also actively recruiting additional financial personnel to meet the needs of our anticipated future growth.

In February 2006, the Company announced that Douglas A. Hamilton would be stepping down as Chief Operating Officer and Chief Financial Officer but would remain in his position until a successor is named.

Except as noted above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION

We filed Forms 8-K for the fourth quarter of fiscal 2005 disclosing therein all information required to be disclosed in a Form 8-K during that fiscal quarter.

Index

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

As of December 31, 2005, our executive officers and directors were:

Name	Age	Position
Douglas G. Watson[1,2,3]	60	Chairman of the Board and Director
Daniel B. Carr, M.D.	57	Chief Executive Officer, Chief Medical Officer and Director
Fred H. Mermelstein, Ph.D.[3]	46	President, Secretary and Director
Douglas A. Hamilton	40	Chief Operating Officer and Chief Financial Officer
Jackie M. Clegg[1,2,3]	43	Director
Peter M. Kash	44	Director
William P. Peters[1]	54	Director

1. Member of Audit Committee
2. Member of Compensation Committee
3. Member of Corporate Governance Committee

Each director serves for a staggered three-year term, with two directors standing for election each year. The terms expire at the following annual meeting of stockholders: 2006-Messrs. Kash and Watson, 2007-Drs. Carr and Mermelstein, and 2008-Ms. Clegg and Dr. Peters.

The principal occupations and brief summary of the background of each director and executive officer is as follows:

Douglas G. Watson has served as our Chairman of the Board and a director since December 2004, and as a director of IDDS since April 2002. He is the Chief Executive Officer of Pittencrieff Glen Associates, a consulting company, which he founded in June 1999. From January 1997 to June 1999, Mr. Watson served as President, Chief Executive Officer and a director of Novartis Corporation, the U.S. subsidiary of Novartis A.G. Mr. Watson serves as Chairman of OraSure Technologies, Inc. [Nasdaq: OSUR], as a director of Engelhard Corporation, [NYSE:EC], Genta Inc. [Nasdaq:GNTA], and Dendreon Corporation [Nasdaq:DNDN] as well as BioElectronics Inc. and InforMedix Inc. Mr. Watson is the chairman of Freedom House Foundation and a director of the American Liver Foundation. Mr. Watson holds a M.A. in Mathematics from Churchill College, Cambridge University. He is also a member of the Chartered Institute of Management Accountants.

Daniel B. Carr M.D. has served as our Chief Executive Officer since July 2005, a director since December 2004 and our Chief Medical Officer since September 2004 when he joined IDDS from his position as Saltonstall Professor of Pain Research at Tufts-New England Medical Center, and Professor of Anesthesiology and Medicine. He had held both positions since 1994. He ended his clinical responsibilities effective September 2004. From 1995 to 2003, he was the Medical Director of the Pain Management Program at the New England Medical Center, that merged into the Pain Management program at Caritas St. Elizabeth’s Medical Center, another Tufts-affiliated program. Dr. Carr was a founder of the Pain Center at the Massachusetts General Hospital and served as Special Consultant to the U.S. Department of Health and Human Services and Co-Chair of the Agency for Health Care Policy and Research’s Clinical Practice Guidelines on Acute and Cancer Pain Management. He is Editor-in-Chief of Pain: Clinical Updates published by the International Association for the Study of Pain (“IASP”), and has served as a Director of the American Pain Society and the IASP. Dr. Carr holds a bachelors degree from Columbia College and an M.D. degree from Columbia University College of Physicians and Surgeons.

Fred Mermelstein, Ph.D. has served as our President, Secretary and a director since December 2004, having been our Chief Executive Officer from December 2004 through June 2005, and as a director of IDDS and as its President from inception in February 1998 through July 2003 when he also became Chief Executive Officer. From April 1996 to July 2003, he was employed by Paramount Capital Investments, LLC where he became a Director of

Index

Venture Capital and a member of Orion Biomedical GP, LLC. He currently serves as a director of Cardiome Pharma Corp [Nasdaq:CRME] and Adherex Technologies, Inc. [ASE:ADH]. From February 1997 until January 2000, Dr. Mermelstein was a founder and served as a director and the Chief Scientific Officer of PolaRx BioPharmaceuticals, an oncology-based biopharmaceutical company. Dr. Mermelstein also serves on the scientific advisory board of Cardiome Pharma Corp. Dr. Mermelstein holds a dual Ph.D. in Pharmacology and Toxicology from Rutgers University and University of Medicine and Dentistry of New Jersey (“UMDNJ”) Robert Wood Johnson Medical School. He completed his post-doctoral training supported by two grant awards, a National Institutes of Health fellowship and a Howard Hughes Medical Institute fellowship in the Department of Biochemistry at UMDNJ Robert Wood Johnson Medical School.

Douglas A. Hamilton has served as our Chief Operating Officer and Chief Financial Officer since December 2004, and as IDDS’s Chief Financial Officer since March 1999 and as its Chief Operating Officer since April 2001. Mr. Hamilton concurrently served as Chief Financial Officer and Project Manager for Trisenox® at PolaRx BioPharmaceuticals from March 1999 to October 2000. From March 1999 to August 2002, Mr. Hamilton also concurrently served as Director, Business Development at Paramount Capital Investments, LLC. From October 1997 to March 1999, he served as Project Manager for Zithromax® and Vfend® in addition to being a member of the Strategic Asset Management (SAM) task force in Central Research at Pfizer, Inc. From August 1993 to October 1997, Mr. Hamilton served as Project Manager at Amgen Inc. for EPOGEN®, Aransep® and STEMGEN®, among other products, and assumed responsibility for developing and leading a research and development portfolio management system. Mr. Hamilton has also served in various capacities at other biopharmaceutical companies including sales and marketing at Pharmacia, business development at NPS Allelix Biopharmaceuticals, Inc. and research at Pasteur Merieux Connaught. Mr. Hamilton holds a M.B.A. from the Richard Ivey School of Business and a B.S. in Molecular Biology and Molecular Genetics from the Department of Medical Genetics at the University of Toronto.

Jackie M. Clegg. The Honorable Jackie M. Clegg has served as a director since December 2004, and as a director of IDDS since February 2004. In September 2001, she formed the international strategic consulting firm Clegg International Consultants, LLC (“CIC”) specializing in emerging markets. From May 1997 to July 2001, Ms. Clegg served as Vice Chair of the Board of Directors and First Vice President of the Export-Import Bank of the United States (“Ex-Im Bank”), having previously served in various positions from 1993 to 1997 at Ex-Im Bank, including Chief of Staff. Prior to joining Ex-Im Bank, Ms. Clegg worked for ten years in the United States Senate on the staff of both the Banking and the Appropriations Committees. Ms. Clegg is also currently serving as a director of Blockbuster Inc. [NYSE: BBI], Brookdale Senior Living, Inc. [NYSE: BKD], The Chicago Board of Trade [NYSE: BOT] and Cardiome Pharma Corp. [Nasdaq: CRME].

Peter M. Kash has served as a director since December 2004, and as a director of IDDS since February 2001 and served as Vice Chairman since December 2003. From 2001 to 2004, he served as Vice Chairman and a director of Keryx BioPharmaceuticals, Inc. [Nasdaq:KERX]. In September 2004 Mr. Kash co-founded Two River Group Holdings, LLC, a biotechnology venture capital company, where he currently serves as Chairman. Additionally, Mr. Kash is the Chairman of Riverbank Capital Securities, Inc., a NASD member broker-dealer. Mr. Kash also serves on the board of directors of several privately held biotechnology companies. From 1991 through August 2004, he was a director and Senior Managing Director of Paramount BioCapital, Inc. In addition, from 1996 to 2000, Mr. Kash had served as an Adjunct Professor at The Wharton School of Business; from 2000 to 2002, he was a Visiting Professor at Nihon University, Tokyo, Japan; and since January, 2004, he has been an Adjunct Professor at Sy Syms School of Business at Yeshiva University. Mr. Kash holds a M.B.A. in Finance and Banking from Pace University.

William P. Peters M.D., Ph.D. has served as a director since July 2005. Dr. Peters has been the Chief Executive Officer of Adherex Technologies, Inc. [ASE:ADH] since March 2003, the Chairman of its Board of Directors since February 2004, and a member of its Board of Directors since November 2002, having served from March 2003 to February 2004, as the Vice Chairman of the Board of Adherex. Dr. Peters has served on the faculty at Harvard University, Duke University and Wayne State University. He originated the solid tumor high-dose chemotherapy and bone marrow transplant program at the Dana-Farber Cancer Institute, and was Director of Bone Marrow Transplantation, Professor of Medicine at Duke University from 1984 to 1995 and was an Associate Director of the Cancer Center. He then became President, Director and CEO of the Karmanos Cancer Institute from 1995 to 2001, and is currently President Emeritus. Simultaneously, he served as Associate Dean for Cancer at

Index

Wayne State University and Senior Vice President for Cancer Services at the Detroit Medical Center. In 2001, he organized the Institute for Strategic Analysis and Innovation at the Detroit Medical Center of which he served as President. Dr. Peters has three Bachelor’s degrees (Biochemistry, Biophysics and Philosophy) from the Pennsylvania State University, and received his MPhil, MD and PhD degrees from the Columbia University College of Physicians & Surgeons. He earned his MBA at the Duke University Fuqua School of Business.

There is no family relationship among our officers and directors. Dr. Mermelstein serves on the Board of Directors of Adherex Technologies, Inc., of which Dr. Peters is Chief Executive Officer, and Dr. Mermelstein and Ms. Clegg both serve on the Board of Directors of Cardiome Pharma Corp.

Board Committees

We have an Audit Committee, a Compensation Committee and a Corporate Governance Committee.

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

The Corporate Governance Committee establishes internal corporate policies and nominates persons to serve on our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to the Chief Executive Officer and other executive officers of Javelin with total compensation in excess of $100,000 during the three fiscal years ended December 31, 2005:

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Awards Securities Underlying Options (1) (2) (3)
Daniel B. Carr, M.D.	2005	$350,000	$190,000
Chief Executive Officer and	2004	$111,506	$50,000
Chief Medical Officer (1)

Fred H. Mermelstein, Ph.D.	2005	$228,000	$75,000	—	—
President (2)	2004	$190,000	$80,000	—	—
	2003	$148,250	—	—	—

Douglas A. Hamilton	2005	$235,000	$115,000	—	—
Chief Operating Officer and	2004	$165,000	$75,000	—	—
Chief Financial Officer (3)	2003	$205,182	—	—	—

Index

(1)
Dr. Carr was granted options for 12,500 shares at an exercise price of $2.70 per share in 2005 and for 916,570 shares at an exercise price of $1.96 per share when Dr. Carr’s employment commenced on September 7, 2004.

(2)
Dr. Mermelstein was granted options for 200,000 shares at exercise prices of $2.70 per share in 2005, no options 2004 and options for 381,904 shares at exercise prices from $1.50 to $1.96 per share in 2003. The share information in these footnotes is based upon shares of the common stock giving effect to the Merger.

(3)
Mr. Hamilton was granted options for 150,000 shares at exercise price of $2.70 per share in 2005, no options in 2004 and options for 229,143 shares at exercise prices from $1.50 to $1.96 per share in 2003.

Other than as described in the table above, we did not pay any executive officer any compensation, including incidental personal benefits, in excess of 10% of such executive officer’s salary.

Directors’ Compensation

We compensate non-employee members of our Board for serving as a Board member up to $2,500 per meeting and through the grant of stock options on an annual basis and a per meeting basis, including committee meetings. Effective as of March 2006, our option policy is an initial grant of 50,000 shares of common stock to an outside director upon becoming a director vesting after one year, and thereafter a triennial grant of 75,000 shares, vesting annually as to 25,000 shares after one year.  In addition, a non-employee director would be granted an annual option award of 20,000 shares for serving as Chairman of the Board, 5,000 shares for serving on one or more Board committees, and a further 5,000 shares for serving as a committee chair except the chair of the Audit Committee would receive a further 10,000 shares, which options would vest after one year.  The exercise price would be at fair market value at time of grant.

Compliance with Section 16 (a)

Based solely on its review of copies of Forms 3 and 4 received by us or representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2005, there was compliance with Section 16 (a) filing requirements applicable to our officers and directors.

Employment Agreements

The only employment agreement by us or IDDS with any executive officer is the agreement with Daniel B. Carr.

Effective as of September 7, 2004, Dr. Carr was appointed Chief Medical Officer and he became the Chief Executive Officer as of July 1, 2005. The employment agreement is for a term of three years, unless earlier terminated. Dr. Carr is receiving an initial annual base salary of $350,000, plus a guaranteed bonus of $50,000 payable within 30 days of the first anniversary of the effective date of the agreement, plus certain incentive compensation at the discretion of the board of directors, if certain performance targets are met, of up to $320,000 or options for 200,000 shares of common stock. In addition, upon commencement of employment, Dr. Carr was granted an option to purchase 916,570 shares of common stock at an exercise price of $1.96 per share, as adjusted for the merger, vesting in three equal installments commencing upon the first anniversary of the agreement.

If Dr. Carr’s employment is terminated as a result of his death or disability, Dr. Carr or to Dr. Carr’s estate, as applicable, would receive his base salary and any accrued but unpaid bonus and expense reimbursement amounts through the date of his death or the disability occurs. All stock options that are scheduled to vest by the end of the calendar year in which such termination occurs would be accelerated and become vested as of the date of his disability or death, and all stock options that have not vested (or been deemed pursuant to the immediately preceding sentence to have vested) as of the date of his disability or death shall be deemed to have expired as of such date. If Dr. Carr’s employment is terminated for cause, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. All stock options that have not vested as of the date of termination be deemed to have expired as of such date and any stock options that have vested as of the date of Dr. Carr’s termination for cause would remain exercisable for a period of 90 days following the date of such termination. If Dr. Carr’s employment is terminated upon the occurrence of a change of control of within six months thereafter, we would be obligated to (i) continue to pay his salary for a period of six months following such termination, (ii) pay any accrued and unpaid bonus and (iii) pay

Index

expense reimbursement amounts through the date of termination. All stock options that have not vested as of the ate of such termination would be accelerated and deemed to have vested as of such termination date. If Dr. Carr’s employment is terminated without cause, or by Dr. Carr for good reason, as defined, then we would be obligated to (i) continue to pay his base salary for a period of 12 months from the date of such termination, (ii) pay the bonus he would have earned had he been employed for six months from the date which such termination occurs, and (iii) pay any expense reimbursement amounts owed through the date of termination. All stock options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All stock options that have not vested (or deemed to have vested pursuant to the preceding sentence) shall be deemed expired, null and void. Any stock options that have vested as of the date of Dr. Carr’s termination shall remain exercisable for a period as outlined in our omnibus stock option program.

Option Grants, Option Exercises and Fiscal Year-End Values

The following tables set forth certain information concerning the grant of stock options and the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2005 by the executive officers listed in the Summary Compensation Table above. None of these named persons has exercised any stock options.

Options/SAR Grants in Last Fiscal Year Individual Grants
(a)	(b)	(c)	(d)		(e)
Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARS Granted to Employee(s) in Fiscal Year	Exercise on Base Price ($/Sh	)	Expiration Date
Daniel B. Carr, MD	12,500	1.0%	$2.70		4/12/15
Fred H. Mermelstein, Ph.D.	200,000	15.2%	$2.70		4/12/15
Douglas A. Hamilton	150,000	11.4%	$2.70		4/12/15

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Dec. 31, 2005 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options At Dec. 31, 2005 Exercisable ($)/ Unexercisable ($)*
Daniel B. Carr, MD	-0-	—	305,524/623,546	$302,469/$608,061
Fred H. Mermelstein, Ph.D.	-0-	—	620,619/167,433	$471,944/$73,259
Douglas A. Hamilton	-0-	—	433,911/100,460	$290,667/$43,955

*Assuming a value of $2.95 per share at December 31, 2005.

Index

Stock Option Plans

Prior to the IDDS merger, we adopted the 2004 Omnibus Stock Incentive Plan (the “Intrac Plan”) covering the grant of stock options, restricted stock and other employee awards, and in September 2005, stockholders ratified the Intrac Plan. The Intrac Plan followed the IDDS Amended and Restated 2000 Omnibus Stock Incentive Plan (the “IDDS Plan”). Upon the IDDS merger, the outstanding options under the IDDS Plan were exchanged for options under the Intrac Plan with the number of option shares and the exercise prices adjusted to reflect the merger exchange ratio. Upon the migratory merger, the Javelin 2005 Omnibus Stock Incentive Plan (the “Plan”) became effective and the outstanding options under the Intrac Plan were exchanged for similar options under the Plan. As of December 31, 2005, under the Plan, options for the purchase of an aggregate of 3,711,555 shares of our common stock were outstanding at exercise prices ranging from $1.50 to $5.40 per share. In addition, as of such date, there were outstanding options not granted under the plan for an aggregate of 1,184,058 shares of common stock at an exercise price of $3.87 per share.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee Mr. Watson, Chairman, and Ms. Clegg and Mr. Kash, none of whom is an executive officer or employee of the Company or its subsidiaries.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on December 31, 2005 for (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each executive officer, (iii) each of our directors, and (iv) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (2)	Shares Beneficially Owned (1)
	Number	Percent
Wexford Capital LLC (3) 411 West Putnam Avenue, Suite 125 Greenwich, CT 06930	5,012,642	12.3%
Lindsay A. Rosenwald (4) c/o Paramount BioCapital Investments, LLC 787 Seventh Avenue, 48th Floor New York, NY 10019	4,631,848	11.5%
NGN Capital, LLC (5) 369 Lexington Avenue, 17th Floor New York, NY 10017	3,111,111	7.7%
Peter M. Kash (6)	1,069,170	2.6%
Fred H. Mermelstein (7)	1,175,435	2.9%
Douglas A. Hamilton (8)	819,131	2.0%
Daniel B. Carr (9)	309,524	0.8%
Douglas G. Watson (10)	86,565	0.2%
Jackie M. Clegg (11)	50,921	0.1%
William P. Peters (12)	2,000	0.0%
All officers and directors as a group (13)	3,512,746	8.3%

Index

(1)
The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of December 31, 2005, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 130 West 42nd Street, 12th Floor, New York, NY 10036.

(3)
Includes (i) 2,568,198 shares owned of record by Wexford Spectrum Investors LLC and 111,111 shares obtainable upon exercise of Presently Exercisable Warrants and (ii) 2,222,222 shares owned of record by Theta Investors LLC and 111,111 shares obtainable upon exercise of Presently Exercisable Warrants, as reported on Schedule 13 G/A, filed on February 7, 2006.

(4)
Includes (i) an aggregate of 4,245,238 shares with sole voting and dispositive power and (ii) 386,610 shares owned by Horizon Biomedical Ventures, LLC, as reported on Schedule 13 G/A, filed on February 10, 2006.

(5)
Includes (i) 1,805,689 shares owned of record by NGN Biomed Opportunity Fund L.P. and (ii) 1,305,422 shares owned of record by NGN Biomed Opportunity I GmbH & Co. Beteiligungs KG, and does not include 155,556 shares obtainable upon exercise of warrants not Presently Exercisable. In their Schedule 13D, filed November 17, 2005, each of these persons expressly disclaimed membership in a “group” or beneficial ownership of any shares of common stock except for shares held of record.

(6)
Includes 72,856 shares owned by each of a family trust and members of his family. Mr. Kash disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also, includes (i) 169,410 shares obtainable upon exercise of Presently Exercisable options, (ii) a unit purchase option to acquire 170,393 shares and warrants to purchase 17,039 shares, (iii) warrants to purchase 153,000, (iv) warrants to purchase 95,000 shares owned by a company for which Mr. Kash serves as President and Chairman, as to which shares Mr. Kash disclaims beneficial ownership except to the extent of his pecuniary interest therein. Excludes 35,000 shares obtainable upon exercise of options not Presently Exercisable.

(7)	Includes 620,619 shares obtainable upon exercise of Presently Exercisable options. Excludes 167,433 shares obtainable upon exercise of options not Presently Exercisable.

(8)	Includes 433,911 shares obtainable upon exercise of Presently Exercisable options. Excludes 100,460 shares obtainable upon exercise of options not Presently Exercisable.

(9)	Includes 305,524 shares obtainable upon exercise of options not Presently Exercisable. Excludes 623,546 shares obtainable upon exercise of options not Presently Exercisable.

(10)	Includes 86,565 shares obtainable upon exercise of Presently Exercisable options. Excludes 45,000 shares obtainable upon exercise of options not Presently Exercisable.

(11)	Includes 50,921 shares obtainable upon exercise of Presently Exercisable options. Excludes 35,000 shares obtainable upon exercise of options not Presently Exercisable.

(12)	Excludes 50,000 shares obtainable upon exercise of options not Presently Exercisable.

Index

(13)	Includes all shares of the persons denoted in footnotes (6) through (12).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Lindsay A. Rosenwald, one of our largest stockholders, is the sole member of Paramount BioCapital Investments, LLC (“PBI”), f/k/a Paramount Capital Investments, LLC. PBI is a venture capital and merchant banking firm focused on development stage biotechnology, biomedical and biopharmical companies. Until December 2002, we had shared executive offices on a rent-free basis with PBI, and also received related back office and financial support and management services free of charge.

Dr. Rosenwald is also Chairman and sole stockholder of Paramount BioCapital, Inc. (“Paramount”) f/k/a Paramount Capital, Inc., an NASD member broker-dealer affiliated with PBI. Employees or affiliates of Paramount participated as investors in the August 2003 placement of IDDS Series C Preferred Stock.

Dr. Fred Mermelstein, our President, Chief Executive Officer, Secretary and a director, had served as the Director of Venture Capital of PBI until July 2003.

In April 2005, we retained Two River Group Holding LLC, of which Peter M. Kash, one of our directors, is a member, to provide certain investment relations services. The retention was through December 31, 2005 and the fee was a grant of five-year warrants for the purchase of 20,000 shares of common stock at an exercise price of $3.00 per share.

River Bank Securities, Inc., a subsidiary of Two River Group Holding LLC, was a co-placement agent in our November 2005 placement for which it received $1,151,992.42 in placement fees, placement warrants for the purchase of 512,000 shares of common stock exercisable at $2.48 per share for five years, and reimbursement of its expenses.

Mr. Kash was Senior Managing Director of Paramount and a director of Paramount BioCapital Asset Management, Inc. (“PBCAM”), an affiliate of PBI Paramount, through August 2004. He also served until September 2004, as a director to The Aries Master Fund, The Aries Master Fund II and Aries Select, Ltd., for which PBCAM serves as general partner.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For each of the two fiscal years ended December 31, 2005, the fees to our independent registered public accounting firm for services they rendered to us were as set forth below. A portion of the audit fees for 2005 and 2004 were paid in 2006 and 2005, respectively.

	2005	2004

Audit fees	$150,000	$84,893
Quarterly reviews	154,000	14,000
Merger, due diligence on Intrac	-	95,000
SEC Filings	15,000	50,658
Total	$319,000	$244,551

In December 2004, we established an Audit Committee. Prior to that date, Intrac was inactive and IDDS was a private company. The Audit Committee approved all the principal accounting fees for fiscal 2005.

Index

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)           Exhibits, including those incorporated by reference.

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated December 6, 2004 among Intrac, Inc. (“Intrac”), Intrac Merger Sub Inc. (“Intrac Sub”), and Innovative Drug Delivery Systems, Inc.(“IDDS”) [incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed December 10, 2004 (the “December 10 Form 8-K”)].

3.1	Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed September 9, 2005 (the “September 2005 Form 8-K”)].
3.2	Bylaws [incorporated by reference to Exhibit 3.2 to the Company’s September 2005 Form 8-K].
3.4
Certificate of Merger between the Company and Intrac Inc., filed on September 7, 2005 with the Secretary of State of the State of Delaware [incorporated by reference to Exhibit 3.3 to the September 2005 Form 8-K].

4.1	2004 Omnibus Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the December 10 Form 8-K].
4.2	Form of Common Stock Purchase Warrant, dated November 5, 2004, issued by IDDS as part of bridge financing [incorporated by reference to Exhibit 4.3 to the 2005 Form SB 2].
4.3	Placement Agent Warrant Agreement, dated December 6, 2004, issued by IDDS [incorporated by reference to Exhibit 4.4 to the 2005 Form SB-2].
4.4	Form of Common Stock Purchase Warrant [incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed November 10, 2005 (the “November 2005 Form 8-K”)].
4.5	Form of Placement Agent Warrants [incorporated by reference to Exhibit 4.2 to the Company’s November 2005 Form 8-K].
4.6*	Common Stock Purchase Warrant, dated September 7, 2005, issued by the Company to Aurora Capital LLC.
4.7.1*	Common Stock Purchase Warrant, dated September 7, 2005, issued by the Company to The Investor Relations Group, Inc..
4.7.2*	Common Stock Purchase Warrant, dated September 30, 2005, issued by the Company to The Investor Relations Group, Inc..
4.8*	Common Stock Purchase Warrant, dated September 7, 2005, issued by the Company to Two River Group Holding, LLC.
10.1.1	Form of Subscription Agreement for December 2004 IDDS Placement [incorporated by reference to Exhibit 10.2 to the December 10 Form 8-K].
10.1.2
Form of Registration Rights Agreement dated as of December 6, 2004 between IDDS and each purchaser in the December 2004 IDDS Placement [incorporated by reference to Exhibit 10.3 to the December 10 Form 8-K].

Index

10.2
License Agreement effective as of December 14, 2001 among Farmarc N.A.N.V., Farmarc Netherlands B.V., Shimoda Biotech (Proprietary) Ltd. and IDDS [incorporated by reference to Exhibit 10.11 to IDDS Registration Statement on Form S-1 (No. 333-76190)(the “IDDS Form S 1”)].

10.3.1
License Agreement dated as of August 25, 2000 among West Pharmaceutical Services, Inc., West Pharmaceutical Services Drug Delivery & Clinical Research Centre Ltd. and IDDS [incorporated by reference to Exhibit 10.4 to the IDDS Form S-1].

10.3.2	Amendment, dated February 8, 2005 to West Pharmaceutical Services Agreement [incorporated by reference to Exhibit 10.3.2 to the 2004 Form 10KSB].
10.4
License Agreement effective as of February 25, 1998 between Dr. Stuart Weg and IDDS (as successor in interest to Pain Management, Inc.) [incorporated by reference to Exhibit 10.2 to the IDDS Form S-1].

10.5	Employment Agreement, dated as of September 7, 2004, between IDDS and Daniel B. Carr [incorporated by reference to Exhibit 10.5 to the December 10 Form 8-K ].
10.6.1	Securities Purchase Agreement dated as of November 4, 2004 among the Purchasers therein and IDDS [incorporated by reference to Exhibit 10.6.1 to the 2005 Form SB-2].
10.6.2	Form of 10% Senior Secured Debenture, dated November 4, 2004, in the aggregate principal amount of $1,000,000 issued by IDDS [incorporated by reference to Exhibit 10.6.2 to the 2005 Form SB-2].
10.7.1	Securities Purchase Agreement, dated as of November 3, 2005 among the investors therein and the Company [incorporated by reference to item 10.1 to the November 2005 Form 8-K].
10.7.2	Registration Rights Agreement, dated as of November 7, 2005, among the Holders therein and the Company [incorporated by reference to item 10.2 to the November 2005 Form 8-K].
16.1	Letter from Paritz & Company, P.A., dated December 13, 2004 [incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed for an event of December 13, 2004].
21*	Subsidiaries
24*	Power of Attorney (on signature page).
31.1*	Rule 13a-15(a)/15d-15(a) Certification of Daniel B. Carr, Chief Executive Officer and Chief Medical Officer.
31.2*	Rule 13a-15(a)/15d-15(a) Certification of Douglas A. Hamilton, Chief Operating Officer and Chief Financial Officer.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________
* Filed herewith

Index

SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2006.

JAVELIN PHARMACEUTICALS, INC.

By:	/s/ Daniel B. Carr
Daniel B. Carr
Chief Executive Officer and Chief Medical Officer

POWER OF ATTORNEY

Each director and/or officer of the registrant whose signature appears below hereby appoints Daniel B. Carr, M.D. or Fred H. Mermelstein as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission, any and all amendments, to this Annual Report of Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities and on the dates indicated.

Signature /s/ Douglas G. Watson	Title	Date
Douglas G. Watson /s/ Douglas A. Hamilton	Chairman of the Board and Director	April 14, 2006
Douglas A. Hamilton /s/ Daniel B. Carr	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2006
Daniel B. Carr /s/ Jackie M. Clegg	Director	April 14, 2006
Jackie M. Clegg /s/ Peter M. Kash	Director	April 14, 2006
Peter M. Kash /s/ Fred H. Mermelstein	Director	April 14, 2006
Fred H. Mermelstein /s/ William P. Peters	Director	April 14, 2006
William P. Peters	Director	April 14, 2006

Index