Form 10-Q
period 2006-03-31
JAVELIN PHARMACEUTICALS, INC
filed 2006-05-12
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark one)

                    (X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                    (   )        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT

For the transition period from _______ to _______.

Commission File Number: 0-31114

JAVELIN PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0471759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 West 42nd Street - 12th Floor, New York, NY 10036
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (212) 554-4550

Indicate by check mark whether the registrant (1) filed all reports required to be filed under Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer   ___     Accelerated Filer   ___     Non-accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __ No X

At May 12, 2006, 40,404,977 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX
                                                                                                    Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and the cumulative period from February 23, 1998 (inception) to March 31, 2006	4

	Condensed Consolidated Statement of Stockholders’ Equity for the period ended March 31, 2006	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006, and 2005 and the cumulative period from February 23, 1998 (inception) to March 31, 2006	6

	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 1A.	RISK FACTORS	28

ITEM 6.	EXHIBITS	29

SIGNATURES		30

CERTIFICATION		31

Index
PART I- FINANCIAL INFORMATION
Item 1: Financial Statements

JAVELIN PHARMACEUTICALS, INC (A Development Stage Enterprise) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	December 31,	March 31,
	2005	2006
Assets
Current Assets:
Cash and cash equivalents	$33,307,449	$32,290,069
Grant receivable	573,501	62,886
Prepaid expenses and other current assets	343,958	297,725
Total current assets	34,224,908	32,650,680
Fixed assets, at cost, net of accumulated depreciation	161,866	156,305
Other assets	52,188	52,188
Total assets	$34,438,962	$32,859,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,207,626	$1,226,180
Deferred revenue	19,522	-
Deferred lease liability	9,871	7,180
Total current liabilities	1,237,019	1,233,360

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; as of December 31, 2005 and March 31, 2006, none outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized; as of December 31, 2005 and March 31, 2006, and 40,404,977 shares issued and outstanding	40,404	40,404

Additional paid-in capital	95,355,368	95,250,734
Unearned compensation	(553,756)	-
Deficit accumulated during the development stage	(61,640,073)	(63,665,325)
Total stockholders' equity	33,201,943	31,625,813

Total liabilities and stockholders' equity	$34,438,962	$32,859,173

The accompanying notes are an integral part of the unaudited financial statements.

Index

JAVELIN PHARMACEUTICALS, INC (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,		Cumulative from February 23, 1998 (Inception) to March 31, 2006
	2005	2006
Revenues:
Government grants and contracts	$367,999	$82,408	$5,045,061
Operating expenses:
Research and development	1,126,974	1,324,101	47,687,698
General and administrative (1)	1,020,683	1,688,451	21,810,446
Depreciation and amortization	10,172	10,859	128,464
Total operating expenses	2,157,829	3,023,411	69,626,608
Operating loss	(1,789,830)	(2,941,003)	(64,581,547)
Other income/(expense)
Other income	-	600,000	604,227
Interest income	-	315,798	1,255,954
Interest expense	-	(47)	(943,959)
Total other income/(expense)	-	915,751	916,222
Net loss	(1,789,830)	(2,025,252)	(63,665,325)

Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	-	-	(3,559,305)

Net loss attributable to common stockholders	$(1,789,830)	$(2,025,252)	$(67,224,630)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.05)
Weighted average shares	25,399,392	40,177,937

(1) Cumulative from February 23, 1998 (inception) to March 31, 2006 includes $1,075,182 paid to a related party

The accompanying notes are an integral part of the unaudited financial statements.

Index

JAVELIN PHARMACEUTICALS, INC (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the period ended March 31, 2006 (Unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensation	Deficit Accumulated during the Development Stage	Total Stockholders' Equity
Balance at December 31, 2005	40,404,977	$40,404	$95,355,368	($553,756)	($61,640,073)	$33,201,943

Stock options based compensation expense			449,122			449,122
Reclassification of unearned compensation			(553,756)	553,756		-
Net loss					(2,025,252)	(2,025,252)

Balance at March 31, 2006	40,404,977	$40,404	$95,250,734	$-	($63,665,325)	$31,625,813

The accompanying notes are an integral part of the unaudited financial statements.

Index

JAVELIN PHARMACEUTICALS, INC (A Development Stage Enterprise) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the period ended March 31, 2006 (Unaudited)

	Three Months Ended March 31,		Cumulative from February 23, 1998 (Inception) to March 31, 2006
	2005	2006
Cash flows from operating activities:
Net Loss	$(1,789,830)	$(2,025,252)	$(63,665,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,172	10,859	128,464
Stock based compensation expense	96,301	449,122	794,794
Amortization of deferred financing costs	-	-	252,317
Amortization of original issue discount	-	-	101,564
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	-	-	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	-	-	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	-	-	373,299
Amortization of discount on debenture	-	-	314,795
Warrants issued in consideration for services rendered	62,840	-	3,003,076
Non-cash expense contributed by affiliate	-	-	1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	(252,825)	510,615	(62,886)
Decrease in interest receivable	-	13,553	13,553
(Increase) decrease in prepaid expenses and other current assets	(94,432)	32,680	(343,671)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,482,545)	18,554	1,226,180
Decrease in deferred revenue	-	(19,522)	-
Decrease in deferred lease liability	(1,170)	(2,691)	7,180
Increase in due to Licensor	-	-	500,000
Net cash used in operating activities	(3,451,489)	(1,012,082)	(37,581,478)
Cash flows from investing activities:
Capital expenditures	(2,467)	(5,298)	(284,769)
Net cash used in investing activities	(2,467)	(5,298)	(284,769)
Cash flows from financing activities:
Proceeds from exercise of warrants	-	-	105,568

Index

Proceeds from exercise of options	-	-	12
Proceeds from sale of Common Stock	-	-	50,096,274
Proceeds from sale of Preferred Stock	-	-	25,451,201
Expenses associated with sale of Common Stock	-	-	(4,078,635)
Expenses associated with sale of Preferred Stock	-	-	(1,764,385)
Proceeds from notes payable	-	-	2,015,000
Proceeds from issuance of debenture	-	-	1,000,000
Repayment of debenture	-	-	(1,000,000)
Expenses associated with notes payable	-	-	(153,719)
Repayment of notes payable	-	-	(1,515,000)
Net cash provided by financing activities	-	-	70,156,316
Net increase (decrease) in cash and cash equivalents	(3,453,956)	(1,017,380)	32,290,069
Cash and cash equivalents at beginning of period	14,782,980	33,307,449	-
Cash and cash equivalents at end of period	$11,329,024	$32,290,069	$32,290,069

Supplemental disclosures:
Cash paid for interest	$-	$-	$271,633
Supplemental disclosure of non-cash investing and financing activities:
Non cash issuance of common stock	$-	$-	$500,000
Property and equipment in accounts payable and accrued expenses	$7,821	-	-
Options and warrants issued for services and financings	$159,141	$-	$1,222,574

The accompanying notes are an integral part of the unaudited financial statements.

Index

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain amounts in the condensed financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The condensed unaudited financial statements include the accounts of Javelin Pharmaceuticals, Inc. and its wholly owned subsidiary and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position, operating results, statements of shareholders’ equity and cash flows for the periods. All intercompany balances and transactions have been eliminated. Operating results for any interim period are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the

Index

Company’s audited financial statements and notes thereto for the year ended December, included in the 2005 Form 10-K.

The condensed unaudited financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, it is anticipated that the Company will not generate revenues from product sales in the twelve months following March 31, 2006. On November 7, 2005 the Company closed a private placement consisting of the sale of Common Stock and Warrants for net proceeds of approximately $29.8 million. Management estimates that we have sufficient cash resources to fund our planned operations beyond June 30, 2007. The Company may raise additional funds through the private and/or public sale of its equity securities. The Company may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to the Company. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the Company’s ability to obtain adequate long-term financing, the success of its research and development program and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition
The Company has been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which are used to subsidize the Company’s research and development projects. The DOD reimburses Javelin for certain research and development subproject costs related to the PMI-100/150 development program. DOD and NIH revenue is recognized as subsidized project costs for each period as incurred. Contract and grant revenue is derived from internal headcount expense and external contractual expense, both of which, are highly dependent on the timing, order and relationship of individual reimbursable subprojects. Our grant submissions may fluctuate from period to period due to the timing and scope of these activities and the results of studies and clinical trials. For the three months ended March 31, 2006 and 2005, all of the Company’s research revenue came from reimbursable costs incurred in relation to the contract from the DOD. For all periods presented, the Company’s only source of revenue was in the form of grants and contracts. As of March 31, 2006, unbilled receivables totaled $62,886.

Research and Development Costs
Since the Company’s inception, we have incurred approximately $47.7 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete developments and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our

Index

products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

Stock-Based Compensation

The Company has issued stock option awards under the IDDS 2000 Omnibus Stock Incentive Plan (the “IDDS Plan”). Just prior to and as a conidtion of the IDDS merger, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) covering the grant of stock options, restricted stock and other employee awards and for the Company to assume the outstanding options granted under the IDDS Plan. The 2004 Plan follows the IDDS Plan.

On September 7, 2005 at the Annual Meeting of Shareholders, the Company’s shareholders ratified the adoption of the 2004 Plan. Upon the migratory merger, the Javelin 2005 Omnibus Stock Incentive Plan became effective and the outstanding options under the 2004 Plan were exchanged for similar options under the Javelin 2005 Plan.

Prior to January 1, 2006, the company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Generally, no compensation expense was recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company had recognized compensation expense in situations where the terms of an option grant were not fixed or where the fair value of the Company’s common stock on the grant date was greater than the amount an employee must pay to acquire the stock.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) - Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. We selected the modified prospective adoption method as prescribed in SFAS 123(R) and therefore, we have not restated our financial statements for prior periods. Under the modified prospective application, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006.

Stock Incentive Plan

As of March 31, 2006, under the Javelin 2005 Plan, options for the purchase of an aggregate of 4,561,737 shares of Common Stock have been granted and are outstanding. The number of options remaining to be granted totals 438,263. In addition, as of March 31, 2006, the Company had outstanding 1,184,058 options which were granted outside of the Javelin 2005 Plan. All outstanding options are similar in nature.

In the three months ended March 31, 2006, the Company granted to 19 individuals a total of 850,182 stock options with an exercise price of $4.05 per share, vesting over a period of three years. The deemed per share fair value of the Company's Common Stock at the time of the stock option grant was $4.05, based upon the quoted market closing price on the date of the grant. During the three month period ended March 31, 2006 no options were canceled.

During the quarter ended March 31, 2006, the total fair value of the 75,155 options that vested was $140,835. During the quarter ended March 31, 2005, the total fair value of the 76,382 shares that vested was $167,615. The weighted average fair value of the options granted during the quarter ended March 31, 2006 was $2.72 and $1.84 for the quarter ended March 31, 2005. At March 31, 2006, the aggregate intrinsic value of the fully vested options was $544,024 and the weighted average remaining contractual life of the options was 2 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants. No options were exercised during the quarter and no cash

Index

was used to settle equity instruments granted under the Plans. In the first quarter 2006, there was no significant cumulative pre-tax adjustment resulting from the compensation cost recorded prior to the adoption of SFAS 123(R) under APB 25.

As a result of the adoption of SFAS 123(R), we record share-based compensation for the three months ended March 31, 2006 as follows:

2006
Research and development	$171,969
General and administrative	277,153
Total impact on the results of operations	$449,122
Per share impact on the results of operations	$0.01

The fair value of the March 2006 stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

Option Grants
3/31/2006

Expected dividend yield	0%
Expected stock price volatility	80%
Risk-free interest rate	4.8%
Expected option life in years	5
Per share grant date fair value	$4.05

Expected volatility is based upon implied volatility for our common stock and other factors. The expected term of stock options granted is derived from using the assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the fact that we have not historically granted dividends, and do not expect to in the future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 - Accounting for Stock-based Compensation.

The following table summarizes non-plan stock option information as of March 31, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Prices	Number Vested	Weighted Average Exercise Price
$ 3.87	1,184,058	4.67	$ 3.87	1,184,058	$ 3.87

There were no transactions involving non-plan stock options during the quarter ended March 31, 2006.

Index

Transactions involving options granted under the 2004 Plan during the quarter ended March 31, 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Balance outstanding, January 1, 2006	3,711,555	$2.49	2,009,974	$2.56
Granted during the period	850,182	$4.05		-
Exercised during the period	-	-		-
Forfeited during the period	-	-		-
Expired during the period	-	-		-
Balance outstanding, March 31, 2006	4,561,737	$2.78	2,085,129	$2.56

The following table summarizes stock option information for options granted under the 2004 Plan as of March 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Prices	Number Vested	Weighted Average Exercise Prices	Weighted Average Intrinsic Value	Number Expected to Vest	Weighted Average Exercise Prices	Weighted Average Intrinsic Value
$1.50	661,969	7.2	$1.50	661,969	$1.50	$992,954	-	-	-
$1.90	50,000	9.5	$1.90	-	-	-	45,000	$1.90	$85,500
$1.96	1,451,743	8.1	$1.96	713,400	$1.96	$1,398,264	664,509	$1.96	$1,302,437
$1.97	6,620	8.5	$1.97	6,620	$1.97	$13,041	-	-	-
$2.60	50,000	9.5	$2.60	-	-	-	45,000	$2.60	$117,000
$2.70	635,750	9.3	$2.70	191,667	$2.70	$517,501	399,675	$2.70	$1,079,122
$2.80	75,000	9.2	$2.80	25,000	$2.80	$70,000	45,000	$2.80	$126,000
$2.85	260,000	9.7	$2.85	75,000	$2.85	$213,750	166,500	$2.85	$474,525
$3.05	9,000	9.6	$3.05	-	-	-	8,100	$3.05	$24,705
$3.33	75,000	9.6	$3.33	-	-	-	67,500	$3.33	$224,775
$3.45	25,000	9.7	$3.45	-	-	-	22,500	$3.45	$77,625
$3.87	50,921	6.7	$3.87	50,921	$3.87	$197,064	-	-	-
$4.05	850,182	10.2	$4.05	-	-	-	765,164	$4.05	$3,098,913
$5.36	309,631	4.1	$5.36	309,631	$5.36	$1,659,622	-	-	-
$5.40	50,921	6.3	$5.40	50,921	$5.40	$274,973	-	-	-
$1.50 to $5.40	4,561,737	8.4	$2.78	2,085,129	$2.56	$5,337,170	2,228,947	$2.97	$6,610,602

Index

As of March 31, 2006, the total compensation cost related to unvested option awards not yet recognized amounted to $4,069,666 which will be recognized over a weighted average number of 2.93 years.

Pro-forma Disclosure

The following table illustrates the effect on net loss and loss per share if the Company were to have applied the fair-value based method to account for all stock-based awards for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
Net loss, as reported	($1,789,830)

Add: Stock based employee compensation included in net loss under APB No. 25	96,301

Deduct: Total stock-based employee compensation expense determined under fair value base method for all awards	(299,353)

Pro forma net loss	($1,992,882)

Reported basic loss per share:	$0.07
Pro forma basic loss per share:	$0.08

The pro-forma amounts and fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in all periods:

Option Grants
3/31/2005

Expected dividend yield	0%
Expected stock price volatility	80%
Risk-free interest rate	4.6%
Expected option life in years	5
Per share grant date fair value	$2.70-$2.80

The fair value of options and warrants granted to non-employees for financing, goods or services are included in the financial statements and expensed over the life of the debt, as the goods are utilized or

Index

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

3.	Stockholders’ Equity

The Company’s Certificate of Incorporation authorizes the Company to issue 100 million shares of common stock (the “Common Stock”), $0.001 par value, and 5 million shares of preferred stock (the “Preferred Stock”), $0.001 par value.

In November 2005 the Company closed a private placement consisting of the sale of 14,222,215 shares of Common Stock and 711,111 warrants (the “Investor Warrants”) for proceeds of approximately $29.8 million, net of offering expenses of $2.2 million. Each Investor Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.25 per share. The Investor Warrants expire in December 2010 and contain certain antidilution provisions and registration rights, as defined. The fair value of the Investor Warrants at issuance was $1,376,000, as estimated by the Company’s management, using the method described in Note 2. As partial consideration for services rendered, the agents that had introduced investors to the Company were granted warrants, exercisable as of March 27, 2006, to purchase 853,333 shares of Common Stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.48 per share. The Placement Warrants expire in November 2010. The fair value of the Placement Warrants at issuance was approximately $1.6 million, as estimated by the Company’s management, using the method described in Note 2.

4.	Net Loss per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For all periods presented, the Company reported a net loss and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. In addition, for all periods presented, 227,040 shares of Common Stock were held in escrow. These shares have been excluded from the calculation of basic and diluted per share amounts.

Index

The calculation of net loss per share, basic and diluted, is as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
The three months ended March 31, 2005
Basic and diluted	$(1,789,830)	25,399,392	$(0.07)
The three months ended March 31, 2006
Basic and diluted	$(2,025,252)	40,177,937	$(0.05)

Potential common stock and shares issuable upon conversion of redeemable convertible preferred stock which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

	For the quarters ended March 31,
	2005		2006
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options	4,333,258	$2.89	5,522,463	$2.95
Warrants	1,825,145	$2.79	2,832,888	$2.62
Total	6,158,403		8,355,351

5.	Commitments and Contingencies

Operating Leases
On September 5, 2002, the Company entered into a sublease (the “Sublease”) for office space with a term from December 7, 2002 through December 30, 2003. Minimum rent for the Sublease is $371,000 per annum, payable in equal monthly installments of $30,917, except that no rent payment was due for the first 30 days of the Sublease term (the “Free Rent Period”). In addition, upon execution of the Sublease, the Company prepaid rent for the first two months following the Free Rent Period and the last two months of the Sublease term, totaling $123,667. The Company is also required to pay additional rent, as defined. The Company recognizes rental expense for leases with rental holidays on the straight-line basis over the life of the lease. On September 22, 2003, the Company entered into a lease for office space with a term from December 1, 2003 through November 30, 2006. Minimum rent for the lease is initially $125,000 per annum with a 3% rent escalation every 12 months thereafter, payable in equal monthly installments, except that no rent payment was due for the first 60 days of the lease term (the “Free Rent Period”). In addition, upon execution of the lease, the Company paid a security deposit of $31,250. The Company is also required to pay additional rent, as defined. On May 1, 2005, the Company entered into a lease for the Cambridge office space with a term from May 1, 2005 through May 1, 2008. Minimum rent for the lease is payable in equal monthly installments of $6,810 over the lease term. The Company recognizes rental expense for leases with rental holidays on the straight-line basis over the life of the lease. For the quarters ended March 31, 2005 and 2006 the Company recognized rent expense of $42,524 and $51,710, respectively. Deferred lease liability of $7,180 at March 31, 2006, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.

Index

Research Collaboration, Licensing and Consulting Agreements

(i)
As part of the formation of the Company, in September 2000, the Company assumed a license agreement between the Predecessor Company and Stuart Weg, M.D. The license granted the Company exclusive worldwide rights, including the right to grant sublicenses, for the intellectual property surrounding transnasal ketamine. In connection therewith, the Company made an upfront payment to Dr. Weg, Herbert Brotspies, and Calgar & Associates (collectively the “Founders”) and issued the Founders shares of Common Stock, of which a portion is held in escrow and will be released to the Founders, if at all, upon the successful completion of the Phase III trial. The issuance of the shares from escrow is not contingent on the Founders’ performance. The Company also reimbursed, the Founders for patent and other costs. The Company will pay semi-annual royalty payments to the Founders based on a percentage of net sales of transnasal ketamine by the Company or its sublicensees. In addition, the Company shall pay the Founders a defined percentage of all sublicensing fees or other lump sum payments. Under the terms of the license agreement, the Company is also obligated to make aggregate future payments upon the earlier of certain defined dates or satisfaction of certain clinical and regulatory milestones, which includes the filing of a New Drug Application (“NDA”) with the Food & Drug Administration (“FDA”), the approval of an NDA by the FDA and the first commercial sale of a licensed product. A defined percentage of such milestone payments shall be creditable against royalties earned; provided, however, that in no event shall royalties earned be reduced by more than a certain percentage in any applicable semi-annual period. The Company may satisfy a portion of the milestone payments through the issuance of shares of Common Stock of the Company; provided that the Company is publicly traded at the time such milestone payment accrues. In April 2003 the license agreement was amended (Amendment No. 1) to allow for the payment of the August 2003 milestone to be paid in cash and Series C stock. The Founders agreed to accept 65,360 shares of Series C Stock, valued at $0.1 million plus $0.15 million in cash as payment in full for the milestone. In November 2004, the license agreement was amended (Amendment No. 2) with Dr. Stuart Weg to defer payment of the $500,000 milestone from August 25, 2004, to a date on or before December 31, 2004. The Company is required to pay interest, at a rate of 4.75% per annum, on the amount of the milestone payment for the period from August 25, 2004 to the amended payment date. On December 21, 2004 the Company paid the milestone payment plus accrued interest totaling $507,964. On December 31, 2004 the Company accrued the final milestone payment of $500,000 and on April 7, 2005, the Company, entered into an agreement and issued 169,735 shares of Common Stock as settlement of this final milestone payment, under the License Agreement, dated February 25, 1998. The fair value of the shares issued was $500,000, as determined by the equity price of $2.95 on the date of grant.

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

Index

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

a.
A clinical manufacturing agreement, whereby the Company will buy from West 100% of the nasal morphine product required for conducting the clinical trials subject to West’s ability to supply 100% of the required product. West will manufacture and package the clinical product for the Company. This agreement was terminated effective September 2002.

b.
An option agreement, whereby the Company was granted an option to include morphine -6- glucuronide (“M-6-G”) as an identified compound under the license agreement. The Company paid and expensed a non-refundable fee in consideration of the option, which expired unexercised on December 22, 2000.

c.
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

Index

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

d.
On November 17, 2000, the Company entered into a clinical manufacturing agreement with West to manufacture, package, purchase and sell to the Company nasal ketamine clinical product according to agreed upon clinical product specifications and price schedule. The agreement expired in November 2001.

(v)
In February 2005, West Pharmaceutical sold a substantial majority interest in its drug delivery business to Archimedes Pharma Limited (“Archimedes”). The Company consented to the assignment of the license agreements with West to Archimedes. Under the terms of the assignment, Archimedes has agreed to assume all of West’s obligations and liabilities under the assigned agreements that by their respective terms are required to be paid, performed or discharged. In February 2006, we settled a litigation with West Pharmaceutical regarding its assignment of the IDDS License Agreements to Archimedes. Under the terms of the settlement on March 1, 2006, West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases.

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

Index

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

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 included in the 2005 Form 10-K and the condensed unaudited financial statements as of March 31, 2006. Operating results are not necessarily indicative of results that may occur in future periods.

Forward Looking Statements

We are including the following cautionary statement in this Quarterly Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on our behalf. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in good faith forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Any forward-looking statement contained in this document speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Index

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

We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $67.2 million through March 31, 2006, excluding approximately $3.6 million deemed dividend. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. Research and development activities include costs associated with nonclinical and clinical trials, process development and improvement, clinical and commercial scale manufacturing. General and administrative related costs include salary, temporary and consulting expense in addition to non-cash stock based compensation associated with stock option grants issued to employees and non-employees.

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

Since our inception, we have incurred approximately $47.7 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. Total research and development costs incurred to date for each of these products was approximately $6.9 million, $10.8 million and $9.8 million, respectively. In addition, there was approximately $1.6 million of research and development costs incurred since inception which do not relate to our major research projects and we incurred a charge of approximately $18.6 million related to our merger with Pain Management, Inc. and the acquisition of a licensing agreement.

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

Index

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

Our unaudited financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we likely will not generate revenues from product sales during the twelve-month period ending March 31, 2007. Management estimates that we have sufficient cash resources to fund our planned operations beyond June 30, 2007. The Company may raise additional funds through the private and/or public sale of its equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that the sufficient funds are not available, we will need to postpone or discontinue future planned operations and project.

Results of Operations

Revenues. With the exception of revenues derived from government grants and contracts, we have generated no operating revenues since our inception and do not expect operating revenues for the foreseeable future. In October 2000, the Company received a grant of $1.2 million from the U.S. Department of Defense (“DOD”). In May 2003, the DOD extended funding of the development of PMI-100/150 by awarding the Company a $4.3 million contract. The DOD reimburses us for certain research and development costs related to the PMI-100/150 development program which can fluctuate from period to period. The DOD contract was the sole source of contract and grant revenue. The DOD contract is billed quarterly as costs are incurred.

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

Interest Income and Expense. Interest income consists of interest earned on our cash and cash equivalent balances. Interest expense amounts were insignificant for all periods presented.

Three Months Ended March 31, 2006 and 2005

Revenues. Contract revenue decreased to approximately $82,408 from $367,999 for the three months ended March 31, 2006 and 2005, respectively. The decrease is attributable to reduced activity associated with reimbursable expenditures billable to the DOD contract. Billable expenditures may fluctuate from period to period due to the timing and scope of the reimbursable activity associated with certain subprojects in the PMI-150 product development plan.

Index

During the quarter ended March 31, 2006, interest income increased to approximately $315,798 as compared to $0 for the quarter ended March 31, 2005. The increase was the result of higher net cash balances as compared to the prior period.

In February 2005, West Pharmaceutical sold a substantial majority interest in its drug delivery business to Archimedes Pharma Limited (“Archimedes”). The Company consented to the assignment of the license agreements with West to Archimedes. Under the terms of the assignment, Archimedes has agreed to assume all of West’s obligations and liabilities under the assigned agreements that by their respective terms are required to be paid, performed or discharged. In February 2006, we settled a litigation with West Pharmaceutical regarding its assignment of the IDDS License Agreements to Archimedes. Under the terms of the settlement on March 1, 2006, West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases. Other income accordingly increased to $600,000 as a result of the settlement.

Research and Development Expenses. Research and development expenses increased to approximately $1.3 million from $1.1 million for the three months ended March 31, 2006 and 2005, respectively. Total research and development expense increased as a result of increased full time headcount, consulting and clinical manufacturing expense which was partially offset by decreases in clinical trial expenditures as the Rylomine™ and Dyloject™ development programs transition from phase II to phase III. In January 1, 2006, the Company began recognizing the value of our employee stock options in our financial statements by estimating the fair-value of stock option awards by using the Black-Scholes option valuation model. Research and development employee stock option based compensation expense for the three months ended March 31, 2006 was $171,969. In prior periods, we accounted for our employee stock option awards using the intrinsic value method under APB No. 25 which, other than for options priced at or below fair value, resulted in no employee stock option compensation expense. Research and development salaries, temporary labor and benefits increased by approximately $230,720 as compared to the same period of the prior year due to the addition of full time personnel. Clinical trial and non-clinical trial costs decreased by approximately $328,090 and $13,574 as compared to the same period of the prior year associated with the completion of the U.S. phase II Rylomine™ and Dyloject™ clinical programs. Clinical manufacturing and process development expense increased by approximately $71,815 as compared to the same period of the prior year due to costs associated with Rylomine™ and Dyloject™ formal stability testing and the manufacture of drug supply for Rylomine™ clinical trials. Consulting and regulatory costs increased by $64,286 associated with preparation for the Rylomine™ and Dyloject™ end-of-phase II meetings and design of the pivotal phase III clinical programs.

We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates enter into the pivotal Phase III clinical program and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

General and Administrative Expenses. General and administrative expenses increased to approximately $1.7 million for the three months ended March 31, 2006 from approximately $1.0 million for the three months ended March 31, 2005.

In January 1, 2006, the Company began recognizing the fair-value of our employee stock options in our financial statements by estimating the fair-value of stock option awards by using the Black-Scholes option valuation model. General and administrative employee stock option based compensation expense for the three months ended March 31, 2006 was $277,153. In prior periods, we accounted for our employee stock option awards using the intrinsic value method under APB No. 25 which, other than for options priced at or

Index

below fair value, resulted in no employee option expense. Salary and related benefit expenses increased by approximately $367,063 due to the addition of executive and managerial level personnel. In addition, consulting and temporary labor costs increased by $94,178 over the same period of the prior year due to increases in consulting activitity which was partially offset by decreases in temporary labor costs. Recruiting and relocation expense decreased $115,817 and $36,407, repectively, as compared to the same period of the prior year which was associated with reduced recruiting activity for the three months ended March 31, 2006. We also encountered higher legal, accounting, investor/public relations, travel and insurance expenses of approximately $222,506, $77,324, $36,507, $45,114 and $10,647, respectively. State and local tax expense increased by $41,233 due to increased costs associated with our migratory merger and incorporation to the State of Delaware. Rent and communication expense associated with our opening of our Cambridge, Massachusetts office increased by approximately $22,227 and $10,252 respectively.

We expect general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We intend to continue to use the proceeds from these sources to fund research and development activities, capital expenditures, working capital requirements and other general purposes. As of March 31, 2006, we had cash and cash equivalents of approximately $33.3 million.

On November 7, 2005 we closed a private placement consisting of the sale of approximately 14.2 million shares of our common stock and 711,111 warrants for net proceeds of approximately $29.8 million. In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of Common Stock at $2.95 per share in a private placement. Management estimates that we have sufficient cash resources to fund our planned operations beyond June 30, 2007. The Company may raise additional funds through the private and/or public sale of its equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $67.2 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. As of March 31, 2006, we have paid an aggregate of $5.6 million and $1.9 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd., respectively. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

We expect our cash requirements for operating activities will increase due to the following future activities:

•
Conduct commercialization activities in support of Dyloject™ product launch including pre-launch planning, development of market plans, pricing and reimbursement application, development of regional sales and marketing capabilities;

Index

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

From inception through March 31, 2006, net cash used in operating activities was approximately $37.6 million. Net cash used in operating activities decreased to approximately $1.0 million for the quarter ended March 31, 2006 as compared to approximately $3.5 million for the quarter ended March 31, 2005 and approximately from $2.8 million for the quarter ended December 31, 2005.

The decrease in net cash used for operating activities was due primarily to a decrease in accounts payable and a decrease in grants receivable. In the first quarter of 2006 versus 2005, our outstanding payables decreased by approximately $1.5 million and our outstanding receivable from the DOD decreased by approximately $763,440 due to lower total contract submissions. Further contributing to the decrease were non-cash employee stock option based compensation expenses of approximately $352,821 due to the initiation of the recognition of the fair-value of our employee stock options in our financial statements..

From inception through March 31, 2006, net cash used in investing activities was approximately $284,769, primarily due to the acquisition of manufacturing equipment, furniture and fixtures and office equipment. Net cash used in investing activities was approximately $5,298 for the quarter ended March 31, 2006 compared to $2,467 in the first quarter of 2005. From inception to March 31, 2006, capital expenditures have not been material resulting from our use of contract manufacturing facilities. We expect that cash used for investing activities will increase in 2006, associated primarily with investment in commercial scale manufacturing and filling equipment required for the advancement of our product candidates to late stage clinical development and commercial production.

From inception through March 31, 2006, net cash provided by financing activities was approximately $70.2 million. There were no financing cash flows in the first quarter of 2006 and 2005.

Critical Accounting Estimates

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

Index

from period to period due to the timing and scope of these activities and the results of studies and clinical trials.

Research and Development Costs. Since our inception, we have incurred approximately $47.7 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete developments and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

Stock Based Compensation  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) - Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. We selected the modified prospective method as prescribed in SFAS 123(R) and therefore, prior periods were not restated. Under the modified prospective application, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of December 31, 2005.

The fair value of the March 2006 stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

Option Grants
3/31/2006

Expected dividend yield	0%
Expected stock price volatility	80%
Risk-free interest rate	4.8%
Expected option life in years	5
Per share grant date fair value	$4.05

Expected volatility is based upon implied volatility for our common stock and other factors. The expected term of options granted is derived from the output of the model, using assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk free interest rate used is based upon the published U.S. Treasury yield curve in effect at

Index

the time of grant for instruments with a similar life. The dividend yield is based upon the fact that we have not historically granted dividends, and do not expect to in the future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 - Accounting for Stock-based Compensation. Alternative estimates and judgements could yield materially different results.

Income Taxes

As of March 31, 2006, we had approximately $32.4 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2020 and 2026. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.

Off Balance Sheet Arrangements

Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead included as a component of equity. See Footnote 2 to the financial statements and the Statement of Shareholders' Equity for more information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC.

Item 4. Controls and Procedures

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

In February 2006, the Company announced that Douglas A. Hamilton would be stepping down as Chief Operating Officer and Chief Financial Officer but would remain in his position until a successor is named. As of May 1, 2006, Stephen Tulipano became Chief Financial Officer of the Company, and Mr. Hamilton became Principal Financial Officer and Accounting Officer. After May 12, 2006, Mr. Hamilton will serve as consultant to the Company with his duties including assisting Mr. Tulipano in the position of CFO.

Index

Except as noted above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate material legal proceedings against us.

Item 1A. Risk Factors

There are no material changes in the Company’s risk factors from those reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These factors and the other matters discussed herein are important factors that could cause actual results or outcomes for the Company to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Index

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Chief Medical Officer pursuant to Rule13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer and Accounting Officer pursuant to Rule 13(a)14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer and Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Javelin Pharmaceuticals, Inc.
(Registrant)

Date: May 12, 2006	By:	/s/ Daniel B. Carr, MD
Daniel B. Carr, MD Chief Executive Officer and Chief Medical Officer

Date: May 12, 2006	By:	/s/ Douglas A. Hamilton
Douglas A. Hamilton Principal Financial Officer and Accounting Officer