Form 10-Q
period 2006-06-30
JAVELIN PHARMACEUTICALS, INC
filed 2006-08-14
CIK 50710

Index
United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to _______.

Commission File Number:  1-32949

JAVELIN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0471759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 CambridgePark Drive, Cambridge, MA 02140
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:  (617) 349-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ___   Accelerated Filer ___   Non-accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No X

At July 31, 2006, 40,404,977 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

Index

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX

Page No.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and the cumulative period from February 23, 1998 (inception) to June 30, 2006	4

	Condensed Consolidated Statement of Stockholders’ Equity for the period ended June 30, 2006	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006, and 2005 and the cumulative period from February 23, 1998 (inception) to June 30, 2006	6

	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	30

ITEM 6.	EXHIBITS	30

SIGNATURES		31

CERTIFICATIONS

Index

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

JAVELIN PHARMACEUTICALS, INC
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2005	2006
Assets
Current Assets:
Cash and cash equivalents	$33,307,449	$18,629,840
Short term investments	-	10,179,375
Grant receivable	573,501	491,304
Prepaid expenses and other current assets	343,958	280,706
Total current assets	34,224,908	29,581,225
Fixed assets, at cost, net of accumulated depreciation	161,866	217,206
Other assets	52,188	128,865
Total assets	$34,438,962	$29,927,296

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,207,626	$1,920,017
Deferred revenue	19,522	-
Deferred lease liability	9,871	12,683
Total current liabilities	1,237,019	1,932,700

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000
shares authorized; as of December 31, 2005 and June 30, 2006,
none outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized;
(40,404,977 issued and outstanding) as of
December 31, 2005 and June 30, 2006	40,404	40,404

Additional paid-in capital	95,355,368	96,142,761
Unearned compensation	(553,756)	-
Other comprehensive income	-	7,017
Deficit accumulated during the development stage	(61,640,073)	(68,195,586)
Total stockholders' equity	33,201,943	27,994,596

Total liabilities and stockholders' equity	$34,438,962	$29,927,296

The accompanying notes are an integral part of the unaudited financial statements.

Index

JAVELIN PHARMACEUTICALS, INC
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months Ended		Six Months Ended		February 23, 1998
	June 30,		June 30,		(Inception) to
	2005	2006	2005	2006	June 30, 2006
Revenues:
Government grants and contracts	$642,724	$491,304	$1,010,723	$573,712	$5,536,365
Operating expenses:
Research and development	2,226,027	3,013,432	3,353,001	4,337,533	50,701,130
General and administrative (1)	1,278,869	2,309,586	2,299,552	3,998,037	24,120,032
Depreciation and amortization	11,901	13,399	22,073	24,258	141,863
Total operating expenses	3,516,797	5,336,417	5,674,626	8,359,828	74,963,025
Operating loss	(2,874,073)	(4,845,113)	(4,663,903)	(7,786,116)	(69,426,660)
Other income (expense):
Other income	-	-	-	600,000	604,227
Interest income	46,226	314,852	46,226	630,650	1,570,806
Interest expense	-	-	-	(47)	(943,959)
Total other income (expense)	46,226	314,852	46,226	1,230,603	1,231,074
Net loss	(2,827,847)	(4,530,261)	(4,617,677)	(6,555,513)	(68,195,586)

Deemed dividend related to beneficial conversion
feature of Series B convertible preferred stock	-	-	-	-	(3,559,305)

Net loss attributable to common stockholders	($2,827,847)	($4,530,261)	($4,617,677)	($6,555,513)	($71,754,891)

Net loss per share attributable to common
stockholders:
Basic and diluted	($0.11)	($0.11)	($0.18)	($0.16)
Weighted average shares	25,562,914	40,177,937	25,481,605	40,177,937

(1)  Cumulative from February 23, 1998 (inception) to June 30, 2006 includes $1,075,182 paid to a related party

The accompanying notes are an integral part of the unaudited financial statements.

Index

JAVELIN PHARMACEUTICALS, INC
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period ended June 30, 2006
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	during the	Total
	Common Stock		Paid-in	Unearned	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Income	Stage	Equity
Balance at December 31, 2005	40,404,977	$40,404	$95,355,368	($553,756)	$0	($61,640,073)	$33,201,943

Stock based
compensation expense			1,341,149				1,341,149
Change in unrealized gain on
securities, net of tax					7,017		7,017
Reclassification of unearned
compensation			(553,756)	553,756			-
Net loss						(6,555,513)	(6,555,513)
Balance at June 30, 2006	40,404,977	$40,404	$96,142,761	$0	$7,017	($68,195,586)	$27,994,596

The accompanying notes are an integral part of the unaudited financial statements.

Index

JAVELIN PHARMACEUTICALS, INC
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the period ended June 30, 2006
(Unaudited)

	Six Months Ended June 30,		Cumulative from February 23, 1998 (Inception) to
	2005	2006	June 30, 2006
Cash flows from operating activities:
Net Loss	($4,617,677)	($6,555,513)	($68,195,586)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	22,073	24,258	141,863
Stock based compensation expense	276,861	1,341,149	1,686,821
Amortization of deferred financing costs	-	-	252,317
Amortization of original issue discount	-	-	101,564
Non-cash expense of issuance of Common Stock
in connection with acquisition of a license	-	-	18,600,000
Non-cash expense recognized with issuance of
Common Stock for license milestone	-	-	100,000
Non-cash expense recognized with issuance of
Common Stock for liquidation damages	-	-	373,299
Amortization of discount on debenture	-	-	314,795
Warrants issued in
consideration for services rendered	-	-	3,003,076
Non-cash expense contributed by affiliate	-	-	1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	(527,550)	82,197	(491,304)
(Increase) in interest receivable	(18,618)	-	-
Decrease in other receivables	-	43,051	43,051
(Increase) in prepaid expenses
and other current assets	(51,720)	(50,723)	(427,074)
(Decrease) increase in accounts payable,
accrued expenses and other liabilities	(875,493)	712,392	1,920,018
(Decrease) in deferred revenue	-	(19,522)	-
Increase (decrease) in deferred lease liability	(3,454)	2,812	12,683
Increase in due to Licensor	-	-	500,000
Net cash used in operating activities	(5,795,578)	(4,419,899)	(40,989,295)

Index

Cash flows from investing activities:
Purchases of short-term investments	-	(14,665,765)	(14,665,765)
Redemptions of short-term investments	-	4,487,653	4,487,653
Capital expenditures	(53,135)	(79,598)	(359,069)
Net cash used in investing activities	(53,135)	(10,257,710)	(10,537,181)
Cash flows from financing activities:
Proceeds from exercise of warrants	430	-	105,568
Proceeds from exercise of options	-	-	12
Proceeds from sale of Common Stock	-	-	50,096,274
Proceeds from sale of Preferred Stock	-	-	25,451,201
Expenses associated with sale of Common Stock	-	-	(4,078,635)
Expenses associated with sale of Preferred Stock	-	-	(1,764,385)
Proceeds from notes payable	-	-	2,015,000
Proceeds from issuance of debenture	-	-	1,000,000
Repayment of debenture	-	-	(1,000,000)
Expenses associated with notes payable	-	-	(153,719)
Repayment of notes payable	-	-	(1,515,000)
Net cash provided by financing activities	430	-	70,156,316
Net increase (decrease) in cash and
cash equivalents	(5,848,283)	(14,677,609)	18,629,840
Cash and cash equivalents at beginning of period	14,782,980	33,307,449	-
Cash and cash equivalents at end of period	$8,934,697	$18,629,840	$18,629,840

Supplemental disclosures:
Cash paid for interest	$-	$-	$271,633
Supplemental disclosure of non-cash investing
and financing activities:
Non cash issuance of common stock	$500,000	$-	$500,000
Options and warrants issued for
services and financings	$276,861	$-	$1,222,574

The accompanying notes are an integral part of the unaudited financial statements.

Index

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Javelin Pharmaceuticals, Inc. (the “Company” or “Javelin”) and its wholly owned subsidiary Innovative Drug Delivery Systems, Inc. (“IDDS”) is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment in the United States of America.

In addition to the normal risks associated with a new business venture, there can be no assurance that our research and development will be successfully completed or that any approved product will be commercially viable. We operate in an environment of rapid change in technology, and are dependent upon the services of our employees, collaborators and consultants.

Javelin was incorporated in July 2005 in the State of Delaware by Intrac, Inc., a Nevada corporation (“Intrac”), for the purpose of migrating the Intrac corporate entity to Delaware. The migratory merger was effective on September 7, 2005, at which time Javelin continued the business conducted by Intrac. Upon the reincorporation, each outstanding share of Intrac Common Stock was automatically exchanged for one share of Javelin Common Stock.

On December 6, 2004, IDDS consummated a merger with Intrac, a public shell company, (“the Merger”). For accounting purposes, the Merger was treated as a recapitalization of IDDS with IDDS as acquirer (reverse acquisition) and with each share of Common Stock, stock options and warrants of IDDS prior to the Merger converted to 1.018 shares of Intrac common stock, stock options and warrants at the time of the Merger. Thus, all common share and per share data included herein have been adjusted as if the stock exchange had occurred at inception. Accordingly, IDDS is considered to have issued shares of its Common Stock, stock options and warrants to shareholders of Intrac in exchange for the net assets of Intrac. For the three years prior to the merger, Intrac’s operations were nominal. The assets, liabilities and historical operating results prior to the Merger are those of the IDDS. Pro forma information giving effect to the acquisition has not been provided since the combination is not considered a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations.” At the time of the Merger, Intrac shareholders held 1,153,190 shares of common stock and the net assets of Intrac were zero. Therefore, since the Merger is accounted for as a recapitalization of the Company, the Intrac common shares were included in the Merged Company’s stockholders equity at their par value with an offset to additional paid in capital of $1,153.

Certain amounts in the condensed financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed unaudited financial statements include the accounts of Javelin Pharmaceuticals, Inc. and its wholly owned subsidiary and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of financial position, operating results, statements of shareholders’ equity and cash flows for the periods. All intercompany balances and transactions have been eliminated. Operating results for any interim period are not necessarily indicative of the results for the full year. These statements should be read in conjunction with our

Index

audited financial statements and notes thereto for the year ended December 31, 2005, included in the 2005 Form 10-K.

The condensed unaudited financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception. We expect these conditions to continue for the foreseeable future. On November 7, 2005 we closed a private placement consisting of the sale of Common Stock and Warrants for net proceeds of approximately $29.8 million. On July 7, 2006, we were awarded a grant for $750,000 through the Small Business Innovation Research (SBIR) program of the National Cancer Institute/National Institutes of Health (NCI/NIH), to advance clinical development of PMI-150 (intranasal ketamine) for pain control. We estimate that we have sufficient cash resources to fund our planned operations beyond June 30, 2007. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash, Cash Equivalents, and Short Term Investments

Cash, cash equivalents and short-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. We limit our credit risk associated with cash, cash equivalents and short-term investments by placing our investments with banks we believe are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper. We consider our investments, including securities with maturities in excess of one year, as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly classify them as current, as we can sell these investments at any time at our option. Related unrealized gains and losses are recorded as a component of other comprehensive income (loss) in the equity section on the accompanying condensed consolidated balance sheet.

Revenue Recognition

We have been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which are used to subsidize our research and development projects. The DOD reimburses us for certain research and development subproject costs related to the PMI-100/150 development program. DOD and NIH revenue is recognized as subsidized project costs for each period as incurred. Contract and grant revenue is derived from internal headcount expense and external contractual expense, both of which are highly dependent on the timing, order and relationship of individual reimbursable subprojects. Our grant submissions may fluctuate from period to period due to the timing and scope of these activities and the results of studies and clinical trials. For the three and six months ended June 30, 2006 and 2005, all of our research revenue came from reimbursable costs incurred in relation to the contract from the DOD. For all periods presented, our only source of revenue was in the form of grants and contracts. As of June 30, 2006 unbilled receivables totaled $491,304.

Index

Research and Development Costs

Since our inception, we have incurred approximately $50.7 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete developments and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

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

We have issued stock option awards under the IDDS 2000 Omnibus Stock Incentive Plan (the “IDDS Plan”). Just prior to and as a condition of the IDDS merger, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”) covering the grant of stock options, restricted stock and other employee awards and for the Company to assume the outstanding options granted under the IDDS Plan. The 2004 Plan follows the IDDS Plan.

On September 7, 2005 at the Annual Meeting of Shareholders, our shareholders ratified the adoption of the 2004 Plan. Upon the migratory merger, the Javelin 2005 Omnibus Stock Incentive Plan became effective and the outstanding options under the 2004 Plan were exchanged for similar options under the Javelin 2005 Plan.

Prior to January 1, 2006, our stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Generally, no compensation expense was recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. We had recognized compensation expense in situations where the terms of an option grant were not fixed or where the fair value of our common stock on the grant date was greater than the amount an employee must pay to acquire the stock.

Index

Stock Incentive Plan

As of June 30, 2006, under the Javelin 2005 Plan, options for the purchase of an aggregate of 4,945,792 shares of Common Stock have been granted and are outstanding. The number of options remaining to be granted under the 2005 Plan totals 54,208. In addition, as of June 30, 2006, we had outstanding 1,184,058 options which were granted outside of the Javelin 2005 Plan. All outstanding options are similar in nature. On July 20, 2006, our shareholders approved an amendment to our 2005 Omnibus Stock Incentive Plan to increase the number of shares of Common Stock underlying the awards thereunder to 7,500,000 shares.

In the three months ended June 30, 2006, we granted to 9 individuals a total of 655,000 stock options with an exercise price ranging from $3.10 to $3.75 per share, vesting over three years. In the six months ended June 30, 2006, we granted to 28 individuals a total of 1,505,182 stock options with an exercise price ranging from $3.10 to $4.05 per share, vesting over a period of three years. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the three and six months ended June 30, 2006 was $2.37 and $2.57, respectively, based upon the quoted market closing price on the date of the grant using the Black-Scholes method. During the three and six month period ended June 30, 2006, 270,945 unvested options were forfeited due to employee terminations.

During the six months ended June 30, 2006, the total fair value of the 338,740 options that vested was $605,424. During the six months ended June 30, 2005, the total fair value of the 76,382 options that vested was $167,615. The weighted average fair value of the options granted during the six months ended June 30, 2006 was $2.57 and $1.79 for the six months ended June 30, 2005. At June 30, 2006, the aggregate intrinsic value of the fully vested options was approximately $2.4 million and the weighted average remaining contractual life of the options was 6 years. The Company has not capitalized any compensation cost. For the three and six months ended June 30, 2006, we recorded stock based compensation charges of $287,555 related to the modification of stock option grants to two former employees. No options were exercised during the six months ended June 30, 2006 and no cash was used to settle equity instruments granted under the Plans. At January 1, 2006, there was no significant cumulative pre-tax adjustment resulting from the compensation cost recorded prior to the adoption of SFAS123(R) under APB 25.

As a result of the adoption of SFAS 123(R), we record share-based compensation for the three and six months ended June 30, 2006 as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$353,118	$525,087
General and administrative	538,909	816,062
Total impact on the results of operations	$892,027	$1,341,149
Per share impact on the results of operations	$0.02	$0.03

Index

The fair value of the stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Option Grants
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	80%	80%
Expected life	5	5
Dividend yield	0%	0%
Risk free interest rate	4.9%	4.9%
Per share grant date fair value	$2.37	$2.57

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

The following table summarizes non-plan stock option information as of June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Vested	Price
$3.87	1,184,058	4.27	$3.87	1,184,058	$3.87

There were no transactions involving non-plan stock options during the quarter ended June 30, 2006.

Index

Transactions involving options granted under the 2005 Plan during the quarter ended June 30, 2006 are summarized as follows:

		Weighted Average	Number	Weighted Average
	Number of Shares	Exercise Price	Exercisable	Exercise Price
Balance outstanding, January 1, 2006	3,711,555	$2.49	2,009,974	$2.56
Granted during the period	850,182	$4.05	-	-
Exercised during the period	-	-	-	-
Forfeited during the period	-	-	-	-
Expired during the period	-	-	-	-
Balance outstanding, March 31, 2006	4,561,737	$2.78	2,085,129	$2.56
Granted during the period	655,000	$3.52	-	-
Exercised during the period	-	-	-	-
Forfeited during the period	(270,945)	$3.47	-	-
Expired during the period	-	-	-	-
Balance outstanding, June 30, 2006	4,945,792	$2.84	2,348,714	$2.57

The following table summarizes stock option information for options granted under the 2005 Plan as of June 30, 2006:

Range		Weighted	Weighted		Weighted	Weighted	Number	Weighted	Weighted
of		Average	Average		Average	Average	Expected	Average	Average
Exercise	Number	Contractual	Exercise	Number	Exercise	Intrinsic	to	Exercise	Intrinsic
Prices	Outstanding	Life	Prices	Vested	Prices	Value	Vest	Prices	Value
$1.50	661,969	6.7	$1.50	661,969	$1.50	$992,954	-	-	-
$1.90	50,000	9.0	$1.90	16,667	$1.90	$31,667	30,000	$1.90	$56,999
$1.96	1,417,798	7.6	$1.96	713,400	$1.96	$1,398,264	633,958	$1.96	$1,242,558
$1.97	6,620	8.0	$1.97	6,620	$1.97	$13,041	-	-	-
$2.60	50,000	9.0	$2.60	50,000	$2.60	$130,000	-	-	-
$2.70	580,250	8.8	$2.70	388,584	$2.70	$1,049,176	172,500	$2.70	$465,749
$2.80	75,000	8.7	$2.80	25,000	$2.80	$70,000	45,000	$2.80	$126,000
$2.85	250,000	9.2	$2.85	75,000	$2.85	$213,750	157,500	$2.85	$448,875
$3.05	9,000	9.1	$3.05	-	-	-	8,100	$3.05	$24,705
$3.10	100,000	9.1	$3.10	-	-	-	90,000	$3.10	$279,000
$3.33	75,000	9.1	$3.33	-	-	-	67,500	$3.33	$224,775
$3.40	25,000	9.2	$3.40	-	-	-	22,500	$3.40	$76,500
$3.45	125,000	9.8	$3.45	-	-	-	112,500	$3.45	$388,125
$3.50	155,000	9.8	$3.50	-	-	-	139,500	$3.50	$488,250

Index

$3.70	150,000	9.8	$3.70	-	-	-	135,000	$3.70	$499,500
$3.75	125,000	10.0	$3.75	-	-	-	112,500	$3.75	$421,875
$3.87	50,921	6.2	$3.87	50,921	$3.87	$197,064	-	-	-
$4.05	678,682	9.7	$4.05	-	-	-	610,814	$4.05	$2,473,796
$5.36	309,631	3.6	$5.36	309,631	$5.36	$1,659,622	-	-	-
$5.40	50,921	5.8	$5.40	50,921	$5.40	$274,973	-	-	-

$1.50 to $5.40	4,945,792	8.1	$2.84	2,348,713	$2.57	$6,030,511	2,337,372	$3.09	$7,216,707

As of June 30, 2006, the total compensation cost related to unvested option awards not yet recognized amounted to $6,926,585 which will be recognized over a weighted average number of 2.7 years.

Pro-forma Disclosure

The following table illustrates the effect on net loss and loss per share if we were to have applied the fair-value based method to account for all stock-based awards for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss as reported	($2,827,847)	($4,617,677)
Add: Stock-based employee compensation included
in net loss under APB No. 25	82,520	178,821
Deduct: Total stock-based employee compensation
expense determined under fair value base method
for all awards	(631,764)	(931,117)
Pro forma net loss	($3,377,091)	($5,369,973)
Pro forma net loss per share (basic and diluted)	($0.13)	($0.21)

The pro-forma amounts and fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in all periods:

	Option Grants
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Expected volatility	80%	80%
Expected life	5	5
Dividend yield	0%	0%
Risk free interest rate	4.6%	4.6%
Per share grant date fair value	$1.76	$1.79

Index

The fair value of options and warrants granted to non-employees for financing, goods or services are included in the financial statements and expensed over the life of the debt, as the goods are utilized or the services performed, respectively. Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined using the Black Scholes option pricing model with the assumptions noted above. Such fair value was determined at each balance sheet date through the vesting period, in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

3.	Cash, Cash Equivalents, and Short Term Investments

Cash and cash equivalents include securities having a maturity of three months or less at the time of purchase. At June 30, 2006 and December 31, 2005 demand deposit accounts, money market accounts and U.S. Treasury and agency obligations comprised all of our cash and cash equivalents.

Short-term investments consist of corporate auction-rate securities with original maturities of greater than three months at the time of purchase. As of June 30, 2006, all the auction-rate securities held have maturities in excess of 1 year. Our investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, we classify these securities as current as they are available for sale under SFAS No. 115.

At June 30, 2006, we have not disclosed our gross unrealized gains and losses associated with our short term investments as market value is not significantly different from cost.

4.	Stockholders’ Equity

Common and Preferred Stock

Our Certificate of Incorporation authorizes us to issue 100 million shares of common stock (the “Common Stock”), $0.001 par value, and 5 million shares of preferred stock (the “Preferred Stock”), $0.001 par value.

On July 20, 2006, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock to 200,000,000 shares, effective July 21, 2006.

Warrants

In November 2005, we closed a private placement consisting of the sale of 14,222,215 shares of Common Stock and 711,111 warrants (the “Investor Warrants”) for proceeds of approximately $29.8 million, net of offering expenses of $2.2 million. Each Investor Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.25 per share. The Investor Warrants expire in December 2010 and contain certain anti-dilution provisions and registration rights, as defined. The fair value of the Investor Warrants at issuance was $1,376,000, as estimated by our management, using the method described in Note 2. As partial consideration for services rendered, the agents that had introduced investors to us were granted warrants exercisable as of March 27, 2006 to purchase 853,333 shares of Common Stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.48 per share. The Placement Warrants expire in November 2010. The fair value of the Placement Warrants at

Index

issuance was approximately $1.6 million, as estimated by our management, using the method described in Note 2.

Comprehensive Income (Loss)

Our comprehensive income (loss) consists of our net loss and unrealized gain on short term investments. For the three and six months ended June 30, 2006, our comprehensive income (loss) was $(4.5) million and $(6.6) million, respectively. Prior to June 30, 2006, we had no other comprehensive income or loss other than our net loss.

5.	Net Loss per Share

Our net loss per share amounts has been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For all periods presented, we reported a net loss and, therefore, potentially dilutive common shares were not included since such inclusion would have been anti-dilutive. In addition, for all periods presented, 227,040 shares of Common Stock were held in escrow and have been excluded from the calculation of basic and diluted per share amounts.

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Numerator:
Net loss, basic and diluted	($2,827,847)	($4,530,261)	($4,617,677)	($6,555,513)
Denominator:
Weighted average common shares	25,562,914	40,177,937	25,481,605	40,177,937
Net loss per share, basic and diluted	($0.11)	($0.11)	($0.18)	($0.16)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
		Weighted		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price	Number	Price
Options	4,835,904	$2.91	6,036,937	$3.03	4,517,823	$2.92	5,571,562	$2.96
Warrants	1,872,850	$2.80	2,832,888	$2.62	1,845,416	$2.80	2,832,888	$2.62
Total	6,708,754		8,869,825		6,363,239		8,404,450

Index

6.	Commitments and Contingencies

Operating Leases
We recognize rental expense for leases on a straight-line basis over the life of the lease.

On September 22, 2003, we entered into a new lease for office space in New York with a term from December 1, 2003 through November 30, 2006. We intend to vacate this facility at the end of the lease term. Minimum rent for the lease was initially $125,000 per annum with a 3% rent escalation every 12 months thereafter, payable in equal monthly installments, except that no rent payment was due for the first 60 days of the lease term (the “Free Rent Period”). In addition, upon execution of the lease, we paid a security deposit of $31,250. We are also required to pay additional rent, as defined.

On May 1, 2005, we entered into a lease for office space in Cambridge, MA with a term from May 1, 2005, which was amended effective June 1, 2006. Prior to the June 1, 2006 amendment, minimum rent for the lease was payable in equal monthly installments of $6,810 over the lease term. Upon execution of the amendment, we assumed additional office space in our Cambridge facility. Under the amendment, the lease term was extended to June 1, 2011, and minimum rent for the lease was payable in equal monthly installments of $15,450 for the first twelve months, with rent escalations every twelve months thereafter. At June 30, 2006, our security deposit related to the lease was $97,615. For the three months ended June 30, 2006 and 2005, we recognized total rent expense of $68,272 and $43,523, respectively. For the six months ended June 30, 2006 and 2005 we recognized total rent expense of $119,983 and $86,047 respectively. At June 30, 2006, deferred rent of $12,683 for all leases was included in other liabilities on the condensed consolidated balance sheet, for rent expense in excess of amounts paid.

In August 2006, we entered into a new lease for office space in Lake Success, New York with a 3 year, extendable term commencing October 1, 2006.  Minimum rent for the lease is initially $57,477 per annum, payable in equal monthly installments, with a 3.5% rent escalation every 12 months thereafter. In addition, upon execution of the lease, we paid a security deposit of $9,580.

Research Collaboration, Licensing and Consulting Agreements

(i)
As part of the formation of the Company, in September 2000, we assumed a license agreement between Pain Management, Inc., the Predecessor Company, and Stuart Weg, M.D. The license granted us exclusive worldwide rights, including the right to grant sublicenses, for the intellectual property surrounding transnasal ketamine. In connection therewith, we made an upfront payment to Dr. Weg, Herbert Brotspies, and Calgar & Associates (collectively the “Founders”) and issued the Founders shares of Common Stock, of which a portion is held in escrow and will be released to the Founders, if at all, upon the successful completion of the Phase III trial. The issuance of the shares from escrow is not contingent on the Founders’ performance. We also reimbursed, the Founders for patent and other costs. We will pay semi-annual royalty payments to the Founders based on a percentage of net sales of transnasal ketamine by us or our sublicensees. In addition, we shall pay the Founders a defined percentage of all sublicensing fees or other lump sum payments. Under the terms of the license agreement, we are also obligated to make aggregate future payments upon the earlier of certain defined dates or satisfaction of certain clinical and regulatory milestones, which includes the filing of a New Drug Application (“NDA”) with the Food & Drug Administration (“FDA”), the approval of an NDA by the FDA and the first commercial sale of a licensed product. A defined percentage of such milestone payments shall be creditable against royalties earned; provided, however, that in no event shall royalties earned be reduced by more than a certain percentage in any applicable semi-annual period. We may satisfy a portion of the milestone payments through the issuance of shares of our Common Stock; provided that we are publicly traded at the time such milestone payment accrues. In April

Index

2003 the license agreement was amended (Amendment No. 1) to allow for the payment of the August 2003 milestone to be paid in cash and Series C stock. The Founders agreed to accept 65,360 shares of Series C Stock, valued at $0.1 million plus $0.15 million in cash as payment in full for the milestone. In November 2004, the license agreement was amended (Amendment No. 2) with Dr. Stuart Weg to defer payment of the $500,000 milestone from August 25, 2004, to a date on or before December 31, 2004. We were required to pay interest, at a rate of 4.75% per annum, on the amount of the milestone payment for the period from August 25, 2004 to the amended payment date. On December 21, 2004 we paid the milestone payment plus accrued interest totaling $507,964. On December 31, 2004 we accrued the final milestone payment of $500,000 and on April 7, 2005, we entered into an agreement and issued 169,735 shares of Common Stock as settlement of this final milestone payment, under the License Agreement, dated February 25, 1998. The fair value of the shares issued was $500,000, as determined by the equity price of $2.95 on the date of grant.

(ii)
In connection with the above license agreement, in February 1998 the Predecessor Company entered into a three year Consulting Agreement, renewable upon mutual consent, with each of Dr. Weg and Dr. Gary. Pursuant to such Consulting Agreements, both Dr. Weg and Dr. Gary were to provide us with such consulting services as we may reasonably request. In consideration for such services we had agreed to pay to each of Dr. Weg and Dr. Gary a consulting fee equal to $75,000 per year, payable in equal monthly installments. These agreements expired March 2001 and were not renewed.

(iii)
On August 25, 2000, we entered into a license agreement with West Pharmaceutical Services, Inc. (“West”) for rights to develop and commercialize intranasal morphine, fentanyl and other products. Under the terms of the agreement, we were granted an exclusive, worldwide, royalty bearing license, including the right to grant sublicenses, for the rights to the intellectual property covering these products. The license agreement will expire with the last to expire of the license patents in 2016. In consideration of the license, we paid and expensed on September 22, 2000 an up front fee. In addition, under the license agreement for morphine, fentanyl and other products we are obligated to make royalty payments to West based upon net sales of products by the Company or its sublicensees, if any, as defined. We were also obligated to pay West a minimum annual royalty for each licensed product that received approval by a regulatory agency to be marketed in any major market country, as defined. We were also obligated to pay West a defined amount of any up-front license fees in the event that we sublicensed any rights to any third party. In addition, under a Development Milestone and Option Agreement we entered into with West in connection with the license agreement, we were obligated to make aggregate future payments totaling $5.0 million upon reaching certain defined development milestones, which included the filing of an NDA with the FDA and the approval of an NDA by the FDA of a licensed product. Milestone payments were to be paid in cash or equity upon the satisfaction of certain clinical and regulatory milestones and provided that we were publicly traded at the time such milestone payment accrues. Our ability to pay the upfront payment for the license agreement and the M-6-G fee (see below) was guaranteed by an affiliate of the Company. The guarantee expired upon the payments of amounts owed to West. In addition, we granted West the right of first refusal to enter into a clinical manufacturing agreement for nasal morphine (see (iv)(a), below).

The license agreement and related agreements (see (iv)(a) to (iv)(d) below) may be terminated by mutual consent of the parties at any time or by either party upon written notice of default, including non-performance, by the other party that is not cured within 30 days.

(iv)	In connection with the West license agreement, we entered into the following additional agreements:

Index

a.
A clinical manufacturing agreement, whereby we would buy from West 100% of the nasal morphine product required for conducting the clinical trials subject to West’s ability to supply 100% of the required product. West was to manufacture and package the clinical product for us. This agreement was terminated effective September 2002.

b.
An option agreement, whereby we were granted an option to include morphine -6- glucuronide (“M-6-G”) as an identified compound under the license agreement. We paid and expensed a non-refundable fee in consideration of the option, which expired unexercised on December 22, 2000.

c.
On October 24, 2000, we expanded our license agreement to include an additional development agreement with West for rights to develop and commercialize intranasal fentanyl. We were to undertake a development program for intranasal fentanyl with West. The parties were to endeavor to complete the development program within the defined time table. However, we could use other suppliers if West were unable to either provide competitive cost bids or complete the program within a reasonable timeframe. In addition, under the development agreement, we were obligated to make aggregate future payments totaling $6.3 million upon reaching certain defined development milestones, which included completion of proof-of-principle studies, successful completion of a phase I/II clinical trial, commencement of a phase III clinical trial, filing of an NDA with the FDA and the approval of an NDA by the FDA of a licensed product. These milestone payments were to be paid in cash or equity upon the satisfaction of certain clinical and regulatory milestones and provided that we were publicly traded at the time such milestone payment accrued. In October 2003, we and West amended the license agreement to exclude further development of fentanyl by us. All rights, duties and obligations of us and West related to fentanyl were terminated, including aggregate remaining future milestone payments of $6.3 million.

d.
On November 17, 2000, we entered into a clinical manufacturing agreement with West to manufacture, package, purchase and sell to the Company nasal ketamine clinical product according to agreed upon clinical product specifications and price schedule. The agreement expired in November 2001.

(v)
In February 2005, West Pharmaceutical sold a substantial majority interest in its drug delivery business to Archimedes Pharma Limited (“Archimedes”). We consented to the assignment of the license agreements with West to Archimedes. Under the terms of the assignment, Archimedes agreed to assume all of West’s obligations and liabilities under the assigned agreements that by their respective terms were required to be paid, performed or discharged. In February 2006, we settled litigation with West Pharmaceutical regarding its assignment of the IDDS License Agreements to Archimedes. Under the terms of the settlement on March 1, 2006, West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases, which is included in other income on the condensed consolidated statement of income for the six months ended June 30, 2006.

(vi)
On December 14, 2001 (the “Effective Date”), we entered into an agreement (the “Shimoda Agreement”) with Shimoda Biotech (Proprietary) Ltd. and certain affiliated entities (“Shimoda”), for an exclusive worldwide license to commercialize formulations of pharmaceutical products containing diclofenac. We will pay: (i) a license fee to Shimoda and reimbursement for expenses, if certain defined events occur; (ii) two percent of the net proceeds, as defined, of our initial public offering (“IPO”) to Shimoda, but not less than $1 million or in excess of $2 million; (iii) aggregate future milestone payments of $6.0 million payable upon the

Index

satisfaction of certain clinical and regulatory milestones which includes submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product; and (iv) royalty payments to Shimoda based upon the sales of products by us or our sublicensees, if any, as defined. Upon achievement of a milestone, Shimoda has the option to receive payment in cash or shares of our common stock. In the event Shimoda elects to receive our common stock, the number of shares to be issued is based on a formula whereby the defined milestone payment is divided by the per share price of our common stock in an IPO as defined. Should our common stock be issued in satisfaction of milestones, we will record a non-cash charge based on the fair value of the consideration paid at the date the milestone is achieved. Such charge could be material and could result in a material dilution to per share amounts. The Shimoda Agreement may be terminated (i) by either party due to breach by the other party that is not cured within 60 days of written notice; (ii) by Shimoda in the event of default by us for non-payment of amounts due that is not cured with 60 days of written notice; or (iii) by us at any time by giving 90 days written notice to Shimoda.

(vii)
In December 2005, we amended the license agreement with Shimoda. Under the terms of the amendment, the total aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones remains unchanged although as amended include allowance of an MAA by the MHRA, submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product.

(viii)
In May 2006, we further amended the license agreement with Shimoda. Under the previous agreement, we were required to launch a commercial product by December 14, 2007 or risk termination of the license at Shimoda’s option. Under the terms of the amendment, we are no longer required to launch a commercial product by December 14, 2007.  Rather, we will be considered to be compliant with the Agreement if we diligently continue to pursue regulatory approval as of that date. The 2006 amendment removes the risk of license termination.

7.	Subsequent Events

On July 7, 2006, we were awarded a grant in the amount of $750,000 through the SBIR program of the NCI/NIH to advance clinical development of PMI-150 for pain control. The grant will support safety and efficacy studies of PMI-150 in a multi-center, randomized, double blind, placebo-controlled clinical trial in patients suffering from episodic acute moderate-to-severe pain.

On July 20, 2006, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock to 200,000,000 shares, effective July 21, 2006. Additionally, on July 20, 2006, our shareholders approved an amendment to our 2005 Omnibus Stock Incentive Plan to increase the number of shares of Common Stock underlying the awards thereunder to 7,500,000 shares.

In August 2006, we entered into a new lease for office space in Lake Success, New York with a 3 year, extendable term commencing October 1, 2006.  Minimum rent for the lease is initially $57,477 per annum, payable in equal monthly installments, with a 3.5% rent escalation every 12 months thereafter. In addition, upon execution of the lease, we paid a security deposit of $9,580.

8.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN

Index

48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged.  We are evaluating the timing of our adoption of FIN 48 and the potential effects of implementing this Interpretation on our financial condition and results of operations.

Item 2:   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2005 included in the 2005 Form 10-K and the condensed consolidated unaudited financial statements as of June 30, 2006. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a specialty pharmaceutical company that applies innovative proprietary technologies to develop new drugs and improved formulations of existing drugs that target current unmet and underserved medical needs in the pain management market. Our product candidates are designed to offer enhanced pain

Index

relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments. We have three late stage product candidates in clinical development: Dyloject™ (diclofenac sodium injectable), Rylomine™ (intranasal morphine) and PMI-100/150 (intranasal ketamine).

We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $68.2 million through June 30, 2006, excluding approximately $3.6 million deemed dividend. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, and general and administrative expenses. Research and development activities include costs associated with nonclinical and clinical trials, process development and improvement, clinical and commercial scale manufacturing. General and administrative related costs include salary, temporary and consulting expenses in addition to non-cash stock based compensation associated with stock option grants issued to employees and non-employees.

On September 7, 2005, we completed a merger with Intrac, Inc. (Intrac”), for the purpose of migrating the Intrac corporate entity to Delaware, at which time Javelin Pharmaceuticals, Inc. (“Javelin”) continued the business conducted by Intrac. Javelin Pharmaceuticals was incorporated in July 2005 in the State of Delaware by Intrac, a Nevada corporation.

On December 6, 2004, Intrac, which was an inactive public shell company, completed a reverse merger transaction with IDDS. whereby IDDS became a wholly-owned subsidiary of Intrac, and the IDDS business operations became the business of Intrac, Additionally, the former stockholders of IDDS received approximately 95.5% of the outstanding common stock of Intrac, and the executive officers and directors of IDDS become the executive officers and directors of Intrac.

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

Since our inception, we have incurred approximately $50.7 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. Total research and development costs incurred to date for each of these products was approximately $7.7 million, $12.3 million and $10.5 million, respectively. In addition, there was approximately $1.6 million of research and development costs incurred since inception which do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to our 2000 merger with Pain Management, Inc. and the acquisition of a licensing agreement.

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

Index

Our unaudited financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. Management estimates that we have sufficient cash resources to fund our planned operations beyond June 30, 2007. We may raise additional funds through the private and/or public sale of its equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that the sufficient funds are not available, we will need to postpone or discontinue future planned operations and project.

Results of Operations

Three and Six Months Ended June 30, 2006 and 2005

Revenues.

With the exception of revenues derived from government grants and contracts, we have not generated any operating revenues since our inception and do not expect operating revenues for the foreseeable future. In October 2000, we received a grant of $1.2 million from the U.S. Department of Defense (“DOD”). In May 2003, the DOD extended funding of the development of PMI-100/150 by awarding the Company a $4.3 million contract. The DOD reimburses us for certain research and development costs related to the PMI-100/150 development program which can fluctuate from period to period. The DOD contract was the sole source of contract and grant revenue for all periods presented. The DOD contract is billed quarterly as costs are incurred.

Contract revenue decreased to approximately $491,304 from $642,724 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, contract revenue was $573,712 and $1,010,723, respectively. The decrease in the current periods from the prior comparable periods is attributable to reduced activity associated with reimbursable expenditures billable to the DOD contract. Billable expenditures may fluctuate from period to period due to the timing and scope of the reimbursable activity associated with certain subprojects in the PMI-100/150 product development plan.

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

Research and development expenses increased to approximately $3.0 million from $2.2 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, research and development expenses were approximately $4.3 million and $3.4 million, respectively. Total research and development expense increased for both the three and six months ended June 30, 2006 compared to 2005 as a result of increased full time headcount, consulting, clinical manufacturing and milestone expenses, which were partially offset by decreases in clinical trial expenditures as the Rylomine™ and Dyloject™ development programs transition

Index

from phase II to phase III. In January 1, 2006, we began recognizing the value of our employee stock options in our financial statements by estimating the fair-value of stock option awards by using the Black-Scholes option valuation model. Research and development employee stock option based compensation expense for the three and six months ended June 30, 2006 was $353,118 and $525,087, respectively. In prior periods, we accounted for our employee stock option awards using the intrinsic value method under APB No. 25 which, other than for options priced at or below fair value, resulted in no employee stock option compensation expense. Research and development salaries, temporary labor and benefits increased by approximately $47,353 and $278,073 for the three and six months ended June 30, 2006 as compared to the same period of the prior year due primarily to the addition of full time personnel. Clinical trial and non-clinical trial costs increased by approximately $39,115 and decreased $302,549 for the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year associated with the completion of the US phase II Rylomine™ and Dyloject™ clinical programs. For the three and six months ended June 30, 2006, clinical manufacturing and process development expenses increased by approximately $35,602 and $107,418, respectively, as compared to the same periods of the prior year due to increased costs in 2006 associated with ketamine manufacturing and method development and evaluation for all product candidates, offset by lower costs associated with Rylomine™ and Dyloject™ formal stability testing and the manufacture of drug supply for Rylomine™ clinical trials. Consulting and regulatory costs increased by $12,216 and $76,502 for the three and six months ended June 30, 2006 compared to the same periods of the prior year, associated with preparation for the Rylomine™ and Dyloject™ end-of-phase II meetings and design of the pivotal phase III clinical programs. Additionally, as a result of the amendment of our license agreement with Shimoda Biotech, Ltd. in May 2006, we incurred and paid a milestone of $300,000, which is included in research and development expenses for the three and six months ended June 30, 2006.

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

General and administrative expenses increased to approximately $2.3 million for the three months ended June 30, 2006 from approximately $1.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, general and administrative expenses were approximately $4.0 million and $2.3 million, respectively.

In January 1, 2006, we began recognizing the fair-value of our employee stock options in our financial statements by estimating the fair-value of stock option awards by using the Black-Scholes option valuation model. General and administrative employee stock option based compensation expense for the three and six months ended June 30, 2006 was $538,909 and $816,062, respectively. In prior periods, we accounted for our employee stock option awards using the intrinsic value method under APB No. 25 which, other than for options priced at or below fair value, resulted in no employee option expense. Salary and related benefit expenses increased by approximately $281,092 and $363,510 for the three and six months ended June 30, 2006, respectively, due to the addition of executive and managerial level personnel. For the three months ended June 30, 2006, consulting costs increased by $144,694 over the same period of the prior year. We also encountered higher legal, accounting, investor/public relations, travel and recruiting expenses of approximately $185,954,

Index

$75,424, $86,282, $61,824 and $86,917, respectively. These increases were offset by decreases of $425,039 related to penalties paid in 2005 and $117,719 of deferred compensation charges incurred in 2005.

For the six months ended June 30, 2006, consulting costs increased by $246,364 over the same period of the prior year. We also encountered higher legal, accounting, investor/public relations, and travel expenses of approximately $408,460, $152,748, $121,575, and $106,938, respectively. Recruiting and relocation expense decreased $28,900 and $50,770, respectively, as compared to the first six months of the prior year which was associated with fewer new hires and relocation needs for the six months ended June 30, 2006. State and local tax expense increased by $52,362 for the six months ended June 30, 2006 versus the comparable period of 2005 due to increased costs associated with our migratory merger and incorporation to the State of Delaware. During the first six months of 2006, rent and communication expense associated with our expansion of our Cambridge, Massachusetts office increased by approximately $45,438 and $34,501 respectively, over the first six months of 2005. These increases during the first six months of 2006 were offset by decreases of $425,039 related to penalties paid in 2005 and $276,860 of deferred compensation charges incurred in 2005.

We expect general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs.

Other Income and Expense.

Other income and expense consists of interest income earned on our cash, cash equivalents and short term investments, interest expense, which was insignificant for all periods presented, and other income.

During the quarter ended June 30, 2006, interest income increased to approximately $314,852 as compared to $46,226 for the quarter ended June 30, 2005. For the six months ended June 30, 2006 and 2005, interest income totaled $630,650 and $46,226, respectively. The increase for both the three and six months was the result of higher net cash balances as compared to the comparable prior period.

In February 2005, West Pharmaceutical (“West”) sold a substantial majority interest in its drug delivery business to Archimedes Pharma Limited (“Archimedes”). We consented to the assignment of our license agreements with West to Archimedes. Under the terms of the assignment, Archimedes agreed to assume all of West’s obligations and liabilities under the assigned agreements that by their respective terms were required to be paid, performed or discharged. In February 2006, we settled litigation with West regarding its assignment of our License Agreements to Archimedes. Under the terms of the settlement on March 1, 2006, West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases. As a result of the settlement, we recorded $600,000 in other income in the first quarter of 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We intend to continue to use the proceeds from these sources to fund research and development activities, capital expenditures, working capital requirements and other general purposes. As of June 30, 2006, we had cash and cash equivalents of approximately $18.6 million, and short term investments of $10.2 million.

On July 7, 2006, we were awarded a grant in the amount of $750,000 through the SBIR program of the NCI/NIH to advance clinical development of PMI-150 for pain control. The grant will support safety and

Index

efficacy studies of PMI-150 in a multi-center, randomized, double blind, placebo-controlled clinical trial in patients suffering from episodic acute moderate-to-severe pain. On November 7, 2005, we closed a private placement consisting of the sale of approximately 14.2 million shares of our common stock and 711,111 warrants for net proceeds of approximately $29.8 million. In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of Common Stock at $2.95 per share in a private placement.

Management estimates that we have sufficient cash resources to fund our planned operations beyond June 30, 2007. We may raise additional funds through the private and/or public sale of our equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues; we have experienced a $71.8 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. As of June 30, 2006, we have paid an aggregate of $5.6 million and $2.2 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd., respectively. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

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

From inception through June 30, 2006, net cash used in operating activities was approximately $41.0 million. Net cash used in operating activities amounted to approximately $4.4 million for the six months ended June 30, 2006 as compared to approximately $5.8 million for the six months ended June 30, 2005.

Index

Operating cash flows differ from net loss as a result of non-cash charges or differences in the timing of cash flows and expense recognition. Noncash charges consisted primarily of non-cash employee stock based compensation of approximately $1.3 million for the six months ended June 30, 2006. Additionally, the net cash used for operating activities was offset primarily to an increase of $712,392 in accounts payable, accrued expenses and other liabilities at June 30, 2006 compared to December 31, 2005, and a decrease in grants receivable of $82,197. In the first six months of 2005, our outstanding payables decreased by approximately $875,493 and our outstanding receivable from the DOD increased by approximately $527,550 due to higher total contract submissions. Also, for the six months ended June 30, 2005, noncash charges consisted primarily of non-cash employee stock based compensation of approximately $276,861.

From inception through June 30, 2006, net cash used in investing activities was approximately $10.5 million, primarily due to purchase and sales of available for sale investments starting in the second quarter of 2006. Net cash used in investing activities was approximately $10.3 million for the six months ended June 30, 2006 compared to $53,135 in the first six months of 2005.

From inception through June 30, 2006, net cash provided by financing activities was approximately $70.2 million. There were no financing cash flows in the first six months of 2006 and 2005.

We intend to vacate our New York facility by November 30, 2006, the end of the lease term. To replace this space, in August 2006, we entered into a new lease for office space in Lake Success, New York with a 3 year, extendable term commencing October 1, 2006.  Minimum rent for the lease is initially $57,477 per annum, payable in equal monthly installments, with a 3.5% rent escalation every 12 months thereafter. In addition, upon execution of the lease, we paid a security deposit of $9,580.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged.  We are evaluating the timing of our adoption of FIN 48 and the potential effects of implementing this Interpretation on our financial condition and results of operations.

Critical Accounting Estimates

Revenue Recognition. We have been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which are used to subsidize the Company’s research and development projects. The DOD reimburses us for certain research and development subproject costs related to the PMI-100/150 development program. DOD and NIH revenue is recognized as subsidized project costs for each period are incurred. Contact and grant revenue is derived from internal headcount expense and external contractual expense, both of which are highly dependent on the timing, order and relationship of individual reimbursable subprojects. Our grant submissions may fluctuate from period to period due to the timing and scope of these activities and the results of studies and clinical trials.

Research and Development Costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our

Index

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

The fair value of stock option grants for three and six months ended June 30, 2006 were estimated on the date of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Option Grants
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	80%	80%
Expected life	5	5
Dividend yield	0%	0%
Risk free interest rate	4.9%	4.9%
Per share grant date fair value	$2.37	$2.57

Expected volatility is based upon implied volatility for our common stock and other factors. The expected term of options granted is derived from the output of the model, using assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the fact that we have not historically granted dividends, and do not expect to in the future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 - Accounting for Stock-based Compensation. Alternative estimates and judgments could yield materially different results.

Income Taxes. As of June 30, 2006, we had approximately $35.3 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2020 and 2026. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would

Index

reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC.

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

Douglas A. Hamilton, who had been our Chief Operating Officer and Chief Financial Officer for more than five years, resigned May 12, 2006, after the filing of our Form 10-Q for the quarter ended March 31, 2006. As of May 1, 2006, Stephen J. Tulipano, CPA became Chief Financial Officer of the Company.

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

Item 1A. Risk Factors

There are no material changes in our risk factors from those reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These factors and the other matters discussed herein are important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

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

Javelin Pharmaceuticals, Inc. (Registrant)
Date: August 14, 2006	/s/ Daniel B. Carr, MD
Daniel B. Carr, MD Chief Executive Officer and Chief Medical Officer
Date: August 14, 2006	/s/ Stephen J. Tulipano, CPA
Stephen J. Tulipano, CPA Chief Financial Officer

Index