Form 10-Q
period 2006-09-30
JAVELIN PHARMACEUTICALS, INC
filed 2006-11-14
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT

For the transition period from _______ to _______.

Commission File Number: 1-32949

JAVELIN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0471759 (I.R.S. Employer Identification No.)

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

At November 1, 2006, 40,409,421 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX

PART I - FINANCIAL INFORMATION
		Page No.
ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and the cumulative period from February 23, 1998 (inception) to September 30, 2006	4

	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006, and 2005 and the cumulative period from February 23, 1998 (inception) to September 30, 2006	6

	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4.	CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30
ITEM 1A.	RISK FACTORS	30
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 6.	EXHIBITS	31

SIGNATURES		32

CERTIFICATIONS

PART I- FINANCIAL INFORMATION
Item 1: Financial Statements

JAVELIN PHARMACEUTICALS, INC
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31,	September 30,
	2005	2006
Assets
Current Assets:
Cash and cash equivalents	$33,307,449	$15,160,933
Short term investments	-	9,358,819
Grant receivable	573,501	154,814
Prepaid expenses and other current assets	343,958	223,313
Total current assets	34,224,908	24,897,879
Fixed assets, at cost, net of accumulated depreciation	161,866	238,154
Other assets	52,188	138,945
Total assets	$34,438,962	$25,274,978

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,207,626	$2,262,229
Deferred revenue	19,522	-
Deferred lease liability	9,871	34,575
Total current liabilities	1,237,019	2,296,804

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; as of December 31, 2005 and September 30, 2006, none outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized and 40,404,977 issued and outstanding as of December 31, 2005; 200,000,000 shares authorized and 40,409,421 issued and outstanding as of September 30, 2006.	40,404	40,409

Additional paid-in capital	95,355,368	96,823,893
Unearned compensation	(553,756)	-
Other comprehensive income	-	6,324
Deficit accumulated during the development stage	(61,640,073)	(73,892,452)
Total stockholders' equity	33,201,943	22,978,174

Total liabilities and stockholders' equity	$34,438,962	$25,274,978

The accompanying notes are an integral part of the unaudited financial statements.

JAVELIN PHARMACEUTICALS, INC
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from February 23, 1998 (Inception) to
	2005	2006	2005	2006	September 30, 2006
Revenues:

	$98,958	$154,814	$1,109,681	$728,526	$5,691,179

Operating expenses:

Research and development	2,414,868	3,693,787	5,767,869	8,031,320	54,394,917

Selling, general and administrative (1)	1,201,930	2,484,139	3,501,482	6,482,175	26,604,170

Depreciation and amortization	11,908	16,783	33,981	41,042	158,647

Total operating expenses	3,628,706	6,194,709	9,303,332	14,554,537	81,157,734

Operating loss	(3,529,748)	(6,039,895)	(8,193,651)	(13,826,011)	(75,466,555)
Other income (expense):

Other income	-	758	-	600,758	604,985

Interest income	55,491	342,271	101,717	972,921	1,913,077

Interest expense	-	-	-	(47)	(943,959)

Total other income (expense)	55,491	343,029	101,717	1,573,632	1,574,103

Net loss	(3,474,257)	(5,696,866)	(8,091,934)	(12,252,379)	(73,892,452)

Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	-	-	-	-	(3,559,305)

Net loss attributable to common stockholders	$(3,474,257)	$(5,696,866)	$(8,091,934)	$(12,252,379)	$(77,451,757)

Net loss per share attributable to common stockholders:

Basic and diluted	$(0.13)	$(0.14)	$(0.32)	$(0.30)
Weighted average shares	25,824,472	40,179,868	25,597,929	40,178,587

(1) Cumulative from February 23, 1998 (inception) to September 30, 2006 includes $1.075,182 paid to a related party.

The accompanying notes are an integral part of the unaudited financial statements.

JAVELIN PHARMACEUTICALS, INC
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2006
(Unaudited)

	Common Stock		Additional Paid-in	Unearned	Accumulated Other Comprehensive	Deficit Accumulated during the Development	Total Stockholders'
	Shares	Amount	Capital	Compensation	Income	Stage	Equity
Balance at December 31, 2005	40,404,977	$40,404	$95,355,368	($553,756)	$-	($61,640,073)	$33,201,943

Stock based compensation expense			2,012,286				2,012,286

Change in unrealized gain on securities, net of tax					6,324		6,324

Exercise of warrants	4,444	4	9,995				9,999

Reclassification of unearned compensation			(553,756)	553,756

Net loss						(12,252,379)	(12,252,379)

Balance at September 30, 2006	40,409,421	$40,409	$96,823,893	($-)	$6,324	($73,892,452)	$22,978,174

The accompanying notes are an integral part of the unaudited financial statements.

JAVELIN PHARMACEUTICALS, INC
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the period ended September 30, 2006
(Unaudited)

			Cumulative from
	Nine Months Ended		February 23, 1998
	September 30,		(Inception) to
	2005	2006	September 30, 2006
Cash flows from operating activities:
Net Loss	($8,091,934)	($12,252,379)	($73,892,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,981	41,042	158,647
Stock based compensation expense	635,634	2,012,286	2,357,958
Amortization of deferred financing costs	-	-	252,317
Amortization of original issue discount	-	-	101,564
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	-	-	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	-	-	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	373,299	-	373,299
Amortization of discount on debenture	-	-	314,795
Warrants issued in consideration for services rendered	-	-	3,003,076
Non-cash expense contributed by affiliate	-	-	1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	(253,808)	418,687	(154,814)
(Increase) in interest receivable	(13,563)	-	-
Decrease in other receivables	-	40,916	40,916
(Increase) in prepaid expenses and other current assets	8,461	(7,028)	(383,379)
(Decrease) increase in accounts payable,accrued expenses and other liabilities	(1,227,215)	1,054,604	2,262,230
(Decrease) in deferred revenue	-	(19,522)	-
Increase (decrease) in deferred lease liability	(5,181)	24,704	34,575
Increase in due to Licensor	-	-	500,000
Net cash used in operating activities	(8,540,326)	(8,686,690)	(45,256,086)
Cash flows from investing activities:
Purchases of short-term investments	-	(17,061,360)	(17,061,360)
Redemptions of short-term investments	-	7,708,865	7,708,865
Capital expenditures	(74,533)	(117,330)	(396,801)
Net cash used in investing activities	(74,533)	(9,469,825)	(9,749,296)
Cash flows from financing activities:
Proceeds from exercise of warrants	104,804	9,999	115,567
Proceeds from exercise of options	12	-	12
Proceeds from sale of Common Stock	-	-	50,096,274
Proceeds from sale of Preferred Stock	-	-	25,451,201

Expenses associated with sale of Common Stock	-	-	(4,078,635)
Expenses associated with sale of Preferred Stock	-	-	(1,764,385)
Proceeds from notes payable	-	-	2,015,000
Proceeds from issuance of debenture	-	-	1,000,000
Repayment of debenture	-	-	(1,000,000)
Expenses associated with notes payable	-	-	(153,719)
Repayment of notes payable	-	-	(1,515,000)
Net cash provided by financing activities	104,816	9,999	70,166,315
Net increase (decrease) in cash and cash equivalents	(8,510,043)	(18,146,516)	15,160,933
Cash and cash equivalents at beginning of period	14,782,980	33,307,449	-
Cash and cash equivalents at end of period	$6,272,937	$15,160,933	$15,160,933

Supplemental disclosures:
Cash paid for interest	$-	$-	$271,633
Supplemental disclosure of non-cash investing and financing activities:
Non cash issuance of common stock	$-	$-	$500,000
Options and warrants issued for services and financings	$-	$-	$1,222,574

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed unaudited financial statements include the accounts of Javelin Pharmaceuticals, Inc. and its wholly owned subsidiary and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of financial position, operating results, changes in shareholders’ equity and cash flows for the periods presented. All intercompany balances and transactions have been eliminated. Operating results for any interim period are not necessarily indicative of the results for the full year. These statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2005, included in the 2005 Form 10-K.

The condensed unaudited financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception. We expect these conditions to continue for the foreseeable future. On November 7, 2005 we closed a private placement consisting of the sale of Common Stock and Warrants for net proceeds of approximately $29.8 million. On July 7, 2006, we were awarded a grant for $750,000 through the Small Business Innovation Research (SBIR) program of the National Cancer Institute/National Institutes of Health (NCI/NIH), to advance clinical development of PMI-150 (intranasal ketamine) for pain control. We estimate that we have sufficient cash resources to fund our planned operations through September 2007. We may raise additional funds through the private and/or public sale of our equity securities and/or debt. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash, Cash Equivalents, and Short Term Investments

Cash, cash equivalents and short-term investments are stated at fair value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. We limit our credit risk associated with cash, cash equivalents and short-term investments by placing our investments with banks we believe are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper. We consider our investments, including securities with maturities in excess of one year, as “available for sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly classify them as current, as we can sell these investments at any time at our option. Related unrealized gains and losses are recorded as a component of other comprehensive income (loss) in the equity section on the accompanying condensed consolidated balance sheet.

Revenue Recognition

We have been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which are used to subsidize our research and development projects. The DOD reimburses us for certain research and development subproject costs related to the PMI-100/150 development program. DOD and NIH revenue is recognized as subsidized project costs for each period are incurred. Contract and grant revenue is derived from internal headcount expense and external contractual expense, both of which are highly dependent on the timing, order and relationship of individual reimbursable subprojects. Our grant submissions may fluctuate from period to period due to the timing and scope of these activities and the results of studies and clinical trials. For the three and nine months ended September 30, 2006 and 2005, all of our research revenue came from reimbursable costs incurred in relation to the contract from the DOD. For all periods presented, our only source of revenue was in the form of grants and contracts. As of September 30, 2006 unbilled receivables totaled $154,814.

Research and Development Costs

Since our inception, we have incurred approximately $54.4 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete developments and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

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

Stock Incentive Plan

As of September 30, 2006, under the Javelin 2005 Plan, options for the purchase of an aggregate of 5,236,052 shares of Common Stock have been granted and are outstanding. On July 20, 2006, our shareholders approved an amendment to our 2005 Omnibus Stock Incentive Plan to increase the number of shares of Common Stock underlying the awards thereunder to 7,500,000 shares. The number of options remaining to be granted under the 2005 Plan totals 2,263,948. In addition, as of September 30, 2006, we had outstanding 1,184,058 options which were granted outside of the Javelin 2005 Plan. All outstanding options are similar in nature.

In the three months ended September 30, 2006, we granted a total of 265,000 stock options with exercise prices ranging from $3.27 to $3.85 per share, vesting over three years. In the nine months ended September 30, 2006, we granted a total of 1,770,182 stock options with exercise prices ranging from $3.10 to $4.05 per share, vesting over three years. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the three and nine months ended September 30, 2006 was $2.24 and $2.52, respectively, based upon the quoted market closing price on the date of the grant using the Black-Scholes method. During the nine month period ended September 30, 2006, 245,685 unvested options were forfeited due to employee terminations.

During the nine months ended September 30, 2006, the total fair value of the 797,830 options that vested was $1,575,394. During the nine months ended September 30, 2005, the total fair value of the 433,879 options that vested was $936,514. The weighted average fair value of the options granted during the nine months ended September 30, 2006 was $2.52 and $1.84 for the nine months ended September 30, 2005. At September 30, 2006, the aggregate intrinsic value of the fully vested options was approximately $1.5 million and the weighted average remaining contractual life of the options was 6 years. We have not capitalized any compensation cost. For the nine months ended September 30, 2006, we recorded stock based compensation charges of $343,085, related to the modification of certain stock option grants. No options were exercised during the nine months ended September 30, 2006 and no cash was used to settle equity instruments granted under the Plans. At January 1, 2006, there was no significant cumulative pre-tax adjustment resulting from the compensation cost recorded prior to the adoption of SFAS123(R) under APB 25.

As a result of the adoption of SFAS 123(R), we record share-based compensation for the three and nine months ended September 30, 2006 as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$207,158	$732,245
General and administrative	463,980	1,280,041
Total impact on the results of operations	$671,138	$2,012,286
Per share impact on the results of operations	$0.02	$0.05

The fair value of the stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Option Grants
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	80%	80%
Expected life	5	5
Dividend yield	0%	0%
Risk free interest rate	5.0%	4.9%
Per share grant date fair value	$2.24	$2.52

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

The following table summarizes non-plan stock option information as of September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Vested	Price
$3.87	1,184,058	3.77	$3.87	1,184,058	$3.87

There were no transactions involving non-plan stock options during the nine months ended September 30, 2006.

Transactions involving options granted under the 2005 Plan during the nine months ended September 30, 2006 are summarized as follows:

	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	Exercisable	Exercise Price

Balance outstanding, January 1, 2006	3,711,555	$2.49	2,009,974	$2.56

Granted during the period	1,770,182	$3.75	-	-

Exercised during the period	-	-	-	-

Forfeited during the period	(245,685)	$3.37	-	-

Expired during the period	-	-	-	-
Balance outstanding, September 30, 2006	5,236,052	$2.87	2,807,802	$2.53

The following table summarizes stock option information for options granted under the 2005 Plan as of September 30, 2006:

Range		Weighted	Weighted		Weighted	Weighted	Number	Weighted	Weighted
of		Average	Average		Average	Average	Expected	Average	Average
Exercise	Number	Contractual	Exercise	Number	Exercise	Intrinsic	to	Exercise	Intrinsic
Prices	Outstanding	Life	Prices	Vested	Prices	Value	Vest	Prices	Value
$1.50	661,969	5.1	$1.50	661,969	$1.50	$992,954	-	-	-
$1.90	50,000	8.7	$1.90	16,667	$1.90	$31,667	30,000	$1.90	$56,999
$1.96	1,417,798	7.0	$1.96	1,035,896	$1.96	$2,030,356	343,712	$1.96	$673,675
$1.97	6,620	7.7	$1.97	6,620	$1.97	$13,041	-	-	-
$2.60	50,000	8.8	$2.60	50,000	$2.60	$130,000	-	-	-
$2.70	580,250	7.2	$2.70	388,584	$2.70	$1,049,176	172,500	$2.70	$465,749
$2.80	75,000	8.5	$2.80	25,000	$2.80	$70,000	45,000	$2.80	$126,000
$2.85	250,000	8.6	$2.85	150,000	$2.85	$427,500	90,000	$2.85	$256,500
$3.05	9,000	8.8	$3.05	3,000	$3.05	$9,150	5,400	$3.05	$16,470
$3.10	100,000	8.8	$3.10	-	-	-	90,000	$3.10	$279,000
$3.27	235,000	9.8	$3.27	-	-	-	211,500	$3.27	$691,605
$3.33	75,000	8.8	$3.33	25,000	$3.33	$83,250	45,000	$3.33	$149,850
$3.40	25,000	9.0	$3.40	-	-	-	22,500	$3.40	$76,500
$3.45	125,000	9.6	$3.45	8,333	$3.45	$28,750	105,000	$3.45	$362,250
$3.50	155,000	9.5	$3.50	-	-	-	139,500	$3.50	$488,250
$3.70	150,000	9.6	$3.70	-	-	-	135,000	$3.70	$499,500
$3.75	125,000	9.7	$3.75	-	-	-	112,500	$3.75	$421,875
$3.85	30,000	9.9	$3.85	-	-	-	27,000	$3.85	$103,950
$3.87	50,921	6.0	$3.87	50,921	$3.87	$197,064	-	-	-
$4.05	703,942	9.1	$4.05	25,260	$4.05	$102,303	610,814	$4.05	$2,473,796
$5.36	309,631	3.4	$5.36	309,631	$5.36	$1,659,622	-	-	-
$5.40	50,921	5.5	$5.40	50,921	$5.40	$274,973	-	-	-
$1.50 - $5.40	5,236,052	7.5	$2.87	2,807,802	$2.53	$7,099,807	2,185,425	$3.27	$7,141,970

As of September 30, 2006, the total compensation cost related to unvested option awards not yet recognized amounted to $6,605,132 which will be recognized over a weighted average number of 2.0 years.

Pro-forma Disclosure

The following table illustrates the effect on net loss and loss per share if we were to have applied the fair-value based method to account for all stock-based awards for the three and nine months ended September 30, 2005.
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss as reported	($3,474,257)	($8,091,934)
Add: Stock-based employee compensation included in net loss under APB No. 25	209,323	388,143

Deduct: Total stock-based employee compensation expense determined under fair value base method for all awards	(455,649)	(1,356,607)

Pro forma net loss	($3,720,583)	($9,060,398)
Pro forma net loss per share (basic and diluted)	($0.14)	($0.35)

The pro-forma amounts and fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in all periods:

	Option Grants
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected volatility	80%	80%
Expected life	5	5
Dividend yield	0%	0%
Risk free interest rate	4.6%	4.6%
Per share grant date fair value	$1.97	$1.84

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

3.	Cash, Cash Equivalents, and Short Term Investments

Cash and cash equivalents include securities having a maturity of three months or less at the time of purchase. At September 30, 2006 and December 31, 2005 demand deposit accounts, money market accounts and U.S. Treasury and agency obligations comprised all of our cash and cash equivalents.

Short-term investments consist of corporate auction-rate securities with original maturities of greater than three months at the time of purchase. As of September 30, 2006, all the auction-rate securities held have original maturities in excess of 1 year. Our investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, we classify these securities as current as they are available for sale under SFAS No. 115.

At September 30, 2006, we have not disclosed our gross unrealized gains and losses associated with our short term investments as market value is not significantly different from cost.

4.	Stockholders’ Equity

Common and Preferred Stock

Our Certificate of Incorporation authorizes us to issue 200 million shares of common stock (the “Common Stock”), $0.001 par value, and 5 million shares of preferred stock (the “Preferred Stock”), $0.001 par value. On July 20, 2006, our shareholders had approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100 million shares to 200 million shares, effective July 21, 2006.

Warrants

In November 2005, we closed a private placement consisting of the sale of 14,222,215 shares of Common Stock and 711,111 warrants (the “Investor Warrants”) for proceeds of approximately $29.8 million, net of offering expenses of $2.2 million. Each Investor Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $2.25 per share. The Investor Warrants expire in December 2010 and contain certain anti-dilution provisions and registration rights, as defined. The fair value of the Investor Warrants at issuance was $1,376,000, as estimated by our management, using the method described in Note 2. As partial consideration for services rendered, the agents that had introduced investors to us were granted warrants exercisable as of March 27, 2006 to purchase 853,333 shares of Common Stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.48 per share. The Placement Warrants expire in November 2010. The fair value of the Placement Warrants at issuance was approximately $1.6 million, as estimated by our management, using the method described in Note 2.

In August 2006, 4,444 Investor Warrants were exercised for Common Stock at an exercise price of $9,999.

Comprehensive Income (Loss)

Our comprehensive income (loss) consists of our net loss and unrealized gain on short term investments. For the three and nine months ended September 30, 2006, our comprehensive income (loss) was $(5.7) million and $(12.3) million, respectively. Prior to September 30, 2006, we had no other comprehensive income or loss other than our net loss.

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

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Numerator:
Net loss, basic and diluted	($3,474,257)	($5,696,866)	($8,091,934)	($12,252,379)
Denominator:
Weighted average common shares	25,824,472	40,179,868	25,597,929	40,178,587
Net loss per share, basic and diluted	($0.13)	($0.14)	($0.32)	($0.30)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
		Weighted		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price	Number	Price
Options	5,301,121	$2.86	6,525,077	$3.06	4,884,886	$2.87	5,917,179	$3.00
Warrants	1,743,627	$2.97	2,830,376	$2.62	1,808,320	$2.85	2,829,095	$2.62
Total	7,044,748		9,355,453		6,693,206		8,746,274

6.	Commitments and Contingencies

Operating Leases

We recognize rental expense for leases on a straight-line basis over the life of the lease.

On September 22, 2003, we entered into a lease for office space in New York with a term from December 1, 2003 through November 30, 2006. We intend to vacate this facility at the end of the lease term. Minimum rent for the lease was initially $125,000 per annum with a 3% rent escalation every 12 months thereafter, payable in equal monthly installments, except that no rent payment was due for the first 60 days of the lease term (the “Free Rent Period”). In addition, upon execution of the lease, we paid a security deposit of $31,250, a portion of which will be refunded upon termination. We are also required to pay additional rent, as defined.

On May 1, 2005, we entered into a lease for office space in Cambridge, MA with a term from May 1, 2005, which was amended effective June 1, 2006. Prior to the June 1, 2006 amendment, minimum rent for the lease was payable in equal monthly installments of $6,810 over the lease term. Upon execution of the amendment, we assumed additional office space in our Cambridge facility. Under the amendment, the lease term was extended to June 1, 2011, and minimum rent for the lease was payable in equal monthly installments of $15,450 for the first twelve months, with rent escalations every twelve months thereafter.  At September 30, 2006, our security deposit related to the lease was $97,615. For the three months ended September 30, 2006 and 2005, we recognized total rent expense of $102,134 and $40,161, respectively. For the nine months ended September 30, 2006 and 2005 we recognized total rent expense of $222,117 and $126,208 respectively. At September 30, 2006, deferred rent of $34,575 for all leases was included in other liabilities on the condensed consolidated balance sheet, for rent expense in excess of amounts paid.

In August 2006, we entered into a new lease for office space in Lake Success, New York with a three-year extendable term, which commenced on October 1, 2006.  Minimum rent for the lease is initially $57,477 per annum, with an annual 3.5% rent escalation. In addition, upon execution of the lease, we paid a security deposit of $9,580.

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

(v)
In February 2005, West Pharmaceutical sold a substantial majority interest in its drug delivery business to Archimedes Pharma Limited (“Archimedes”). We consented to the assignment of the license agreements with West to Archimedes. Under the terms of the assignment, Archimedes agreed to assume all of West’s obligations and liabilities under the assigned agreements that by their respective terms were required to be paid, performed or discharged. In February 2006, we settled litigation with West Pharmaceutical regarding its assignment of the IDDS License Agreements to Archimedes. Subsequently, on March 1, 2006, West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases, which is included in other income on the condensed consolidated statement of income for the nine months ended September 30, 2006.

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

(viii)	In May 2006, we further amended the license agreement with Shimoda. Under the previous agreement, we were required to launch a commercial product by December 14, 2007 or risk termination of the license at Shimoda’s option. Under the terms of the amendment, we are no longer required to launch a commercial product by December 14, 2007. Rather, we will be considered to be compliant with the Agreement if we diligently continue to pursue regulatory approval as of that date.

7.	New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB 108 in our annual financial statements for fiscal year 2006. We do not believe that the adoption of SAB 108 will materially impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of FAS 157 beginning with our first quarter ending March 31, 2007. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.

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

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2005 included in the 2005 Form 10-K and the condensed consolidated unaudited financial statements as of September 30, 2006. Operating results are not necessarily indicative of results that may occur in future periods.

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

In addition to other factors and matter discussed elsewhere herein, the following are important factors that in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals and patents; the commercialization of our product candidates, at reasonable costs; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. We are also subject to numerous risks relating to our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in our Form 10-K for 2005.  Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward looking statements to reflect events or circumstances after the date hereof.

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

We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $73.9 million through September 30, 2006, excluding approximately

$3.6 million deemed dividend. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, and general and administrative expenses. Research and development activities include costs associated with nonclinical and clinical trials, process development and improvement, clinical and commercial scale manufacturing. General and administrative related costs include salary, temporary and consulting expenses in addition to non-cash stock based compensation associated with stock option grants issued to employees and non-employees.

On September 7, 2005, we completed a merger with Intrac, Inc. (“Intrac”), for the purpose of migrating the Intrac corporate entity to Delaware, at which time Javelin Pharmaceuticals, Inc. (“Javelin”) continued the business conducted by Intrac. Javelin Pharmaceuticals was incorporated in July 2005 in the State of Delaware by Intrac, a Nevada corporation.

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

Since our inception, we have incurred approximately $54.4 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, Rylomine™ and PMI-100/150. Total research and development costs incurred to date for each of these products was approximately $8.7 million, $14.5 million and $11.0 million, respectively. In addition, there was approximately $1.6 million of research and development costs incurred since inception which do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to our 2000 merger with Pain Management, Inc. and the acquisition of a licensing agreement.

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

Our unaudited financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. Management estimates that we have sufficient cash resources to fund our planned operations through September 2007. We may raise additional funds through the private and/or public sale of its equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that the sufficient funds are not available, we will need to postpone or discontinue future planned operations and project.

Results of Operations

Three and Nine Months Ended September 30, 2006 and 2005

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

Contract revenue increased to approximately $154,814 from $98,958 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, contract revenue was $728,526 and $1,109,681, respectively. The change in the current periods from the prior comparable periods is attributable to the timing of activity associated with reimbursable expenditures billable to the DOD contract. Billable expenditures may fluctuate from period to period due to the timing and scope of the reimbursable activity associated with certain subprojects in the PMI-100/150 product development plan.

On July 7, 2006, we were awarded a grant in the amount of $750,000 through the SBIR program of the NCI/NIH to advance clinical development of PMI-150 for pain control. We expect to begin recording revenue associated with this grant in the fourth quarter of 2006.

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

Research and development expenses increased to approximately $3.7 million from $2.4 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, research and development expenses were approximately $8.0 million and $5.8 million, respectively. Total research and development expense increased for both the three and nine months ended September 30, 2006 compared to 2005 as a result of increased recruitment and hiring of additional personnel, consulting, clinical manufacturing and milestone expenses, including phase III studies to support regulatory submissions and label extensions of our product candidates. In January 1, 2006, we began recognizing the value of our employee stock options in our financial statements by estimating the fair-value of stock option awards by using the Black-Scholes option valuation model. Research and development employee stock option based compensation expense for the three and nine months ended September 30, 2006 was $207,158 and $732,245, respectively. In prior periods, we accounted for our employee stock option awards using the intrinsic value method under APB No. 25 which, other than for options priced at or below fair value, resulted in no employee stock option compensation expense. Research and development salaries, temporary labor and benefits increased by approximately $297,933 and $1,010,093 for the three and nine months ended September 30, 2006 as compared to the same period of the prior year due primarily to the addition of full time personnel. Clinical trial and non-clinical trial costs increased by approximately $1,108,792 and $806,244 for the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year associated with the increased costs of Phase III trials in the US beginning in 2006 for our Rylomine™ and Dyloject™ clinical programs. Non-clinical trial costs increased due to our ongoing effort to support additional studies for Rylomine™ and PMI-100/150. For the three and nine months ended September 30, 2006, clinical manufacturing and process development expenses increased by approximately $95,221 and $202,639, respectively, as compared to the same periods of the prior year due to increased costs in 2006 associated with meeting drug supply requirements for our non-clinical and clinical studies, formal stability testing, analytical methods development, specification development and commercial scale-up. Consulting and regulatory costs decreased by $223,028 and $146,526 for the three and nine months ended September 30, 2006 compared to the same periods of the prior year, associated with preparation for the Rylomine™ and Dyloject™ end-of-phase II meetings and design of the pivotal phase III clinical programs. Additionally, as a result of the amendment of our license agreement with Shimoda Biotech, Ltd. in May 2006, we incurred and paid a milestone of $300,000, which is included in research and development expenses for the nine months ended September 30, 2006.

We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates continue on or enter into the pivotal Phase III clinical program and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include facility costs, professional fees for legal and accounting services, and costs incurred in advance of potential future commercialization of our products.

Selling, general and administrative expenses increased to approximately $2.5 million for the three months ended September 30, 2006 from approximately $1.2 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, selling, general and administrative expenses were approximately $6.5 million and $3.5 million, respectively.

In January 1, 2006, we began recognizing the fair-value of our employee stock options in our financial statements by estimating the fair-value of stock option awards by using the Black-Scholes option valuation model. General and administrative employee stock option based compensation expense for the three and nine months ended September 30, 2006 was $463,980 and $1,280,041, respectively. In prior periods, we accounted for our employee stock option awards using the intrinsic value method under APB No. 25 which, other than for options priced at or below fair value, resulted in no employee option expense. Salary and related benefit expenses increased by approximately $330,565 and $694,075 for the three and nine months ended September 30, 2006, respectively, due primarily to the addition of executive and managerial level personnel. For the three months ended September 30, 2006, we incurred expenses of $369,158 related to consulting for the potential future commercialization of our products. Other significant increases consisted of higher legal and patent fees of $147,972, primarily related to defending an arbitration decided in our favor in September 2006, maintenance, protection and expansion of our intellectual property, and being listed on the American

Stock Exchange in July 2006, and actual listing fees for the American Stock Exchange of $77,250. We also encountered higher outside consulting costs of $72,850 compared to the third quarter of 2005, and additional rent expense of $61,973, primarily due to the expansion of our office space in Cambridge, Massachusetts in 2006 and associated infrastructure. These increases were offset by decreases of $41,773 related to penalties paid in 2005 and $358,774 of deferred compensation charges incurred in 2005.

For the nine months ended September 30, 2006, selling, general and administrative expenses increased in part from higher legal and patent fees of $621,082, associated with defending an arbitration that was decided in our favor in September 2006, maintenance, protection and expansion of our intellectual property, new listing on the American Stock Exchange and other matters. Additionally, outside consulting costs were higher by $326,455 versus the comparable period of 2005, and accounting fees were up $170,288 over the same period of the prior year. We also encountered higher travel expenses, rent and employee benefits of $132,901, $95,908 and $88,433, respectively, as compared to the first nine months of the prior year. These costs are associated with the increase in personnel and related business travel in 2006, as well as the expansion of our Cambridge, Massachusetts office space in 2006. These increases during the first nine months of 2006 were offset by decreases of $466,812 related to penalties paid in 2005 and $635,634 of deferred compensation charges incurred in 2005.

We expect selling, general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs, and the increase in costs associated with potential future commercialization of our products.

Other Income and Expense.

Other income and expense consists of interest income earned on our cash, cash equivalents and short term investments, interest expense, which was insignificant for all periods presented, and other income.

During the quarter ended September 30, 2006, interest income increased to approximately $342,271 as compared to $55,491 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, interest income totaled $972,921 and $101,717, respectively. The increase for both the three and nine months was the result of higher net cash balances as compared to the comparable prior period.

In February 2006, we settled litigation with West regarding its assignment of our License Agreements to Archimedes. Subsequently, on March 1, 2006, West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases. As a result of the settlement, we recorded $600,000 in other income in the first quarter of 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We intend to continue to use the proceeds from these sources to fund research and development activities, capital expenditures, working capital requirements and other general purposes. As of September 30, 2006, we had cash and cash equivalents of approximately $15.2 million, and short term investments of $9.4 million.

On July 7, 2006, we were awarded a grant in the amount of $750,000 through the SBIR program of the NCI/NIH to advance clinical development of PMI-150 for pain control. The grant will support a safety and efficacy study of PMI-150 in a multi-center, randomized, double blind, placebo-controlled clinical trial in patients suffering from acute exacerbations of chronic pain due to cancer. On November 7, 2005, we closed a private placement consisting of the sale of approximately 14.2 million shares of our common stock and

711,111 warrants for net proceeds of approximately $29.8 million. In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of Common Stock at $2.95 per share in a private placement.

Management estimates that we have sufficient cash resources to fund our planned operations through September 2007. We may raise additional funds through the private and/or public sale of our equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues; we have experienced a $77.5 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. As of September 30, 2006, we have paid an aggregate of $5.6 million and $2.2 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd., respectively. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

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

From inception through September 30, 2006, net cash used in operating activities was approximately $45.3 million. Net cash used in operating activities amounted to approximately $8.7 million for the nine months ended September 30, 2006 as compared to approximately $8.5 million for the nine months ended September 30, 2005.

Operating cash flows differ from net loss as a result of non-cash charges or differences in the timing of cash flows and expense recognition. Noncash charges consisted primarily of non-cash employee stock based compensation of approximately $2.0 million for the nine months ended September 30, 2006.

Additionally, the net cash used for operating activities was offset primarily by an increase of $1,054,604 in accounts payable, accrued expenses and other liabilities at September 30, 2006 compared to December 31, 2005, and a decrease in grants receivable of $418,687. In the first nine months of 2005, our outstanding payables decreased by approximately $1,227,215 and our outstanding receivable from the DOD increased by approximately $253,808 due to higher total contract submissions. Also, for the nine months ended September 30, 2005, noncash charges consisted primarily of non-cash employee stock based compensation of approximately $635,634.

From inception through September 30, 2006, net cash used in investing activities was approximately $9.7 million, primarily due to purchase and sales of available for sale investments starting in the second quarter of 2006. Net cash used in investing activities was approximately $9.5 million for the nine months ended September 30, 2006 compared to $74,533 in the first nine months of 2005.

From inception through September 30, 2006, net cash provided by financing activities was approximately $70.2 million. There were no significant cash flows from financing activities in the first nine months of 2006 and 2005.

We intend to vacate our New York facility by November 30, 2006, the end of the lease term. To replace this space, in August 2006, we entered into a new lease for office space in Lake Success, New York with a 3 year, extendable term commencing October 1, 2006.  Minimum rent for the lease is initially $57,477 per annum, with an annual 3.5% rent escalation. In addition, upon execution of the lease, we paid a security deposit of $9,580.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB 108 in our annual financial statements for fiscal year 2006. We do not believe that the adoption of SAB 108 will materially impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of FAS 157 beginning with our first quarter ending March 31, 2007. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.

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

The fair value of stock option grants for three and nine months ended September 30, 2006 were estimated on the date of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Option Grants
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	80%	80%
Expected life	5	5
Dividend yield	0%	0%
Risk free interest rate	5.0%	4.9%
Per share grant date fair value	$2.24	$2.52

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

Income Taxes. As of September 30, 2006, we had approximately $40.1 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2020 and 2026. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.

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

Item 1A. Risk Factors

The following represents material changes in our risk factors from those reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These factors and the other matters discussed herein are important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements included elsewhere in this document.

Since late 2004, our SEC reporting status has evolved from “small business” issuer to “non-accelerated” full reporting issuer to “accelerated” filer becoming subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“SOX”). As of June 30, 2006, our public float was greater than $75 million and in accordance with the Securities Exchange Act of 1934 and SOX, we must transition to accelerated filer status as of December 31, 2006 and as such, are required to comply with the SOX Section 404 provisions in the year of transition. We are pursuing, with all deliberate speed, a plan to implement SOX Section 404 requirements and we expect to be compliant by December 31, 2006. By reason of this reporting status, we expect that our legal and financial compliance costs will substantially increase and that a significant portion of management’s time will be allocated in order to comply with these rules, especially over the next several months with respect to compiling the initial comprehensive documentation of our internal controls, and then evaluating and testing the operating effectiveness of our internal controls systems in seeking compliance with Section 404. If we do not implement the Section 404 requirements in a timely manner and with adequate compliance, we may not be able to accurately report our financial results and might become subject to investigation by regulatory authorities. Any disclosure of inability to meet such compliance could be detrimental to investors’ confidence in us, and thereby result in price declines in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
On August 9, 2006, a holder exercised warrants for the purchase of 4,444 shares of common stock at an aggregate exercise price of $9,999. The exercise was exempt from registration under the Securities Act of 1933 by reason of Section 4(2). The exercise proceeds are to be used for working capital purposes.

Item 4. Submission of Matters to a Vote of Security Holders

a)	On July 20, 2006, we held our 2006 Annual Meeting of Stockholders (the “Meeting”).
b)
At the Meeting, Neil W. Franzraich, Peter M. Kash and Douglas G. Watson were elected Class I directors for a three-year term, and Martin J. Driscoll was elected a Class III director for a two-year term.

c)
At the Meeting, the stockholders also approved an amendment to our Certificate of Incorporation increasing the authorized shares of Common Stock to 200,000,000 shares and an amendment to 2005 Omnibus Stock Incentive Plan increasing the number of shares of Common Stock subject to awards thereunder to 7,500,000 shares.

The shares were voted at the meeting as follows:

	For	Withheld
Election of Directors
Neil W. Franzraich	28,278,055	211,490
Peter M. Kash	28,264,055	225,490
Douglas W. Watson	28,278,055	211,490
Martin J. Driscoll	28,278,055	211,490

	For	Against	Abstain	Broker Non-votes
Charter Amendment	26,279,600	924,185	1,285,760	-
Incentive Plan Amendment	24,369,901	739,894	1,706,265	-

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

Javelin Pharmaceuticals, Inc. (Registrant)

Date: November 14, 2006	By:	/s/ Daniel B. Carr, MD
Daniel B. Carr, MD Chief Executive Officer and Chief Medical Officer

Date: November 14, 2006	By:	/s/ Stephen J. Tulipano, CPA
Stephen J. Tulipano, CPA chief Financial Officer