Form 10-Q
period 2007-03-31
JAVELIN PHARMACEUTICALS, INC
filed 2007-05-02
CIK 50710

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from                      to                     .
Commission File Number: 000-31114
JAVELIN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0471759

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 27, 2007, 40,757,182 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARY
INDEX

Page No.
PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006 and the cumulative period from February 23, 1998 (inception) to March 31, 2007	4

Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2007	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006, and the cumulative period from February 23, 1998 (inception) to March 31, 2007	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4. CONTROLS AND PROCEDURES	21

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	22
ITEM 1A. RISK FACTORS	22
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 6. EXHIBITS	23

SIGNATURES	24

CERTIFICATIONS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,105,636	$9,273,479
Short term marketable securities available for sale	10,216,898	11,461,674
Grant receivable	—	113,645
Prepaid expenses and other current assets	405,814	245,593

Total current assets	15,728,348	21,094,391
Fixed assets, at cost, net of accumulated depreciation	225,532	237,163
Other assets	109,223	109,223

Total assets	16,063,103	21,440,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	2,490,646	3,151,379
Deferred lease liability	82,961	57,869

Total current liabilities	2,573,607	3,209,248

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2007 and December 31, 2006, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2007 and December 31, 2006; 40,594,558 and 40,409,421 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	40,594	40,409
Additional paid-in capital	98,792,184	97,634,546
Other comprehensive income (loss)	(2,325)	(5,117)
Deficit accumulated during the development stage	(85,340,957)	(79,438,309)

Total stockholders’ equity	13,489,496	18,231,529

Total liabilities and stockholders’ equity	$16,063,103	$21,440,777

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative from
			February 23,
			1998
	For the Three Months Ended		(inception) to
	March 31,		March 31,
	2007	2006	2007
Revenues:
Government grants and contracts	$—	$82,408	$5,804,824
Operating expenses:
Research and development	3,331,727	1,324,101	60,549,440
Selling, general and administrative	2,773,646	1,688,451	32,504,239 (1)
Depreciation and amortization	20,017	10,859	198,630

Total operating expenses	6,125,390	3,023,411	93,252,309

Operating loss	(6,125,390)	(2,941,003)	(87,447,485)

Other income (expense):
Interest income	223,441	315,798	2,446,201
Interest expense	(699)	(47)	(944,658)
Other income	—	600,000	604,985

Total other income (expense)	222,742	915,751	2,106,528

Net loss	(5,902,648)	(2,025,252)	(85,340,957)

Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	(3,559,305)

Net loss attributable to common stockholders	$(5,902,648)	$(2,025,252)	$(88,900,262)

Net loss per share attributable to common stockholders:
Basic and diluted	($0.15)	($0.05)

Weighted average shares	40,244,010	40,177,937

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2007
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	during the	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Income	Stage	Equity

Balance at December 31, 2006	40,409,421	$40,409	$97,634,546	$(5,117)	($79,438,309)	$18,231,529

Net loss for the period ending March 31, 2007					(5,902,648)	(5,902,648)
Unrealized gain on investments				2,792		2,792

Total comprehensive income (loss)						(5,899,856)
Share based compensation expense			865,517			865,517
Stock options exercised	75,921	76	167,229			167,305
Exercise of 2005 private placement warrants	55,556	56	124,945			125,001
Exercise of 2004 bridge debenture warrants	53,660	53	(53)			—

Balance at March 31, 2007	40,594,558	$40,594	$98,792,184	$(2,325)	($85,340,957)	$13,489,496

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Period Ending March 31, 2007
(Unaudited)

			Cumulative from
	Three Months Ended		February 23, 1998
	March 31,		(Inception) to
	2007	2006	March 31, 2007

Cash flows from operating activities:
Net Loss	($5,902,648)	($2,025,252)	($85,340,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,017	10,859	198,630
Stock based compensation expense	865,517	449,122	3,688,456
Amortization of premium/discount on marketable securities	(2,432)		(38,606)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation			345,672
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
Decrease in grant receivable	113,645	510,615	—
(Increase) decrease in prepaid expenses, other current assets and other assets	(149,609)	46,233	(484,631)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(660,734)	18,554	2,490,648
(Decrease) in deferred revenue	—	(19,522)	—
Increase (decrease) in deferred lease liability	25,092	(2,691)	82,961
Increase in due to Licensor	—	—	500,000

Net cash used in operating activities	(5,691,152)	(1,012,082)	(54,737,594)

Cash flows from investing activities:
Purchases of short-term investments	(3,575,000)	—	(26,825,617)
Redemptions of short-term investments	4,825,000	—	16,645,000
Capital expenditures	(18,997)	(5,298)	(434,774)

Net cash used in investing activities	1,231,003	(5,298)	(10,615,391)

Cash flows from financing activities:
Proceeds from exercise of warrants	125,001	—	240,568
Proceeds from exercise of options	167,305	—	167,317
Proceeds from sale of Common Stock	—	—	50,096,274
Proceeds from sale of Preferred Stock	—	—	25,451,201
Expenses associated with sale of Common Stock	—	—	(4,078,635)
Expenses associated with sale of Preferred Stock	—	—	(1,764,385)

			Cumulative from
	Three Months Ended		February 23, 1998
	March 31,		(Inception) to
	2007	2006	March 31, 2007

Proceeds from notes payable	—	—	2,015,000
Proceeds from issuance of debenture	—	—	1,000,000
Repayment of debenture	—	—	(1,000,000)
Expenses associated with notes payable	—	—	(153,719)
Repayment of notes payable	—	—	(1,515,000)

Net cash provided by financing activities	292,306	—	70,458,621

Net increase (decrease) in cash and cash equivalents	(4,167,843)	(1,017,380)	5,105,636
Cash and cash equivalents at beginning of period	9,273,479	33,307,449	—

Cash and cash equivalents at end of period	$5,105,636	$32,290,069	$5,105,636

Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633

Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of common stock	$—	$—	$500,000

Options and warrants issued for services and financings	$—	$—	$1,222,574

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
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
2. Summary of Significant Accounting Policies
Basis of Preparation
The condensed consolidated financial statements include the accounts of Javelin Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q.
The consolidated balance sheet as of December 31, 2006 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.
The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. We believe that our existing cash resources will be sufficient to support the current operating plan at least through September 30, 2007. We will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. In addition, we have the ability to reduce discretionary spending to preserve cash. We may seek to raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. It is anticipated that we will not generate significant revenues from product sales in the twelve months following March 31, 2007. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Research and Development Costs
We expense all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing and upfront fees paid in connection with collaborative agreements, as well as expenses incurred in performing research and development activities including salaries and benefits, clinical trial and related clinical manufacturing expenses, share-based compensation expense, contract services and other outside expenses. For the three months ended March 31, 2006, research and development expenses that were incurred and reimbursed under our DOD grants and contracts were $82,408.
3. Income Taxes
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated our tax positions related to our deferred tax assets and their valuation allowances as of January 1, 2007, the effective date of FIN 48. As a result of our evaluation, we believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48. As of the date of these condensed consolidated financial statements, the tax years 2005, 2004 and 2003 are open to the possibility of examination by federal, state, or local taxing authorities.
Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of March 31, 2007.
4. Stockholders’ Equity
     Shelf Registration Statement
On February 6, 2007 we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on February 12, 2007, pursuant to which we may offer through one or more distribution methods common stock and/or warrants to purchase common stock, up to an aggregate of $50 million. On May 2, 2007, we filed with the SEC a preliminary prospectus supplement pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended (the “Securities Act”), whereby we intend to engage in an underwritten public offering of the all of the shares of our common stock registered under this shelf registration statement.
     Warrants
During the three months ended March 31, 2007, warrants to purchase up to 55,556 shares of our Common Stock that were issued to investors in our November 2005 private placement were exercised for proceeds of $125,001. In addition, warrants to purchase up to 113,157 shares of our Common Stock that were issued in November 2004 in connection with the issuance of Senior Secured Debentures to such investors were exercised. This cashless exercise resulted in a net issuance of 53,660 common shares.

     Comprehensive Loss
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the three months ended March 31, 2007, our comprehensive loss was $5.9 million, which consisted of our net loss and $2,792 of unrealized gain on marketable securities. We had no other comprehensive items to report other than net loss for the three months ended March 31, 2006.
5. Share Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. We selected the modified prospective adoption method as prescribed in SFAS 123(R). Under the modified prospective application, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006.
Stock Incentive Plan
As of March 31, 2007, options for the purchase of an aggregate of 6,171,908 shares of Common Stock have been granted and are outstanding under the Javelin 2005 Omnibus Stock Incentive Plan (the “2005 Plan”). The number of options remaining to be granted under the 2005 Plan totals 1,252,171. In addition, as of March 31, 2007, we had outstanding 1,184,058 options which were granted outside of the 2005 Plan. All outstanding options are similar in nature.
In the three months ended March 31, 2007, we granted a total of 873,352 stock options with exercise prices ranging from $4.98 to $5.19 per share, with a weighted average exercise price of $5.00, vesting over three years. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the three months ended March 31, 2007 was $3.35, based upon the quoted market closing price on the date of the grant using the Black-Scholes method. During the three month period ended March 31, 2007, no unvested options were forfeited due to employee terminations.
At March 31, 2007, the aggregate intrinsic values of the options outstanding and exercisable were approximately $16.9 million and $10.2 million, respectively. The weighted average remaining contractual lives of the options outstanding and exercisable were approximately 6 years and 7 years, respectively. We have not capitalized any compensation cost or recorded stock based compensation charges related to the modification of certain stock option grants for the three months ended March 31, 2007 and 2006. There were 75,921 incentive stock options exercised during the three months ended March 31, 2007, for which we received proceeds of $167,305.
We recorded share-based compensation for the three months ended March 31, 2007 and 2006 as follows:

	Three Months Ended
	March 31,
	2007	2006

Research and development	$263,398	$171,969
Selling, general and administrative	602,119	277,153

Total impact on results of operations	865,517	449,122

Per share impact on results of operations	$0.02	$0.01

The fair value of the stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	80%	80%
Expected life	5.0 years	5.0 years
Dividend yield	0%	0%
Risk free interest rate	4.7%	4.8%
Weighted average per share grant date fair value	$3.35	$2.72
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
The following table summarizes non-plan stock option information as of March 31, 2007:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Vested	Price

$3.87	1,184,058	3.56	$3.87	1,184,058	$3.87

There were no transactions involving non-plan stock options during the three months ended March 31, 2007.
Transactions involving options granted under the 2005 Plan during the three months ended March 31, 2007 are summarized as follows:

	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	Exercisable	Exercise Price

Balance outstanding, January 1, 2007	5,374,477	$2.88	2,915,632	$2.54
Granted during the period	873,352	$5.00	—	—
Exercised during the period	(75,921)	$2.20	—	—
Forfeited during the period	—	—	—	—
Expired during the period	—	—	—	—

Balance outstanding, March 31, 2007	6,171,908	$3.19	3,137,604	$2.67

As of March 31, 2007, the total compensation cost related to unvested option awards not yet recognized amounted to $5.6 million which will be recognized over a weighted average number of 2.1 years. Since March 31, 2007, there were 152,762 options exercised for which we received gross proceeds of $229,143.
6. Net Loss Per Share
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
The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31,
	2007	2006

Numerator:
Net loss, basic and diluted	($5,902,648)	($2,025,252)
Denominator:
Weighted average common shares	40,244,010	40,177,937

Net loss per share, basic and diluted	($0.15)	($0.05)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three Months Ended March 31,
	2007		2006
		Weighted		Weighted
	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise
	Number	Price	Number	Price

Options	7,890,586	$3.31	5,522,463	$2.95
Warrants	2,753,805	$2.63	2,832,888	$2.62

Total	10,644,391		8,355,351

7. Commitments and Contingencies
a. Operating Leases
We recognize rental expense for leases on the straight-line basis over the life of the lease.
On May 1, 2005, we entered into a lease for office space in Cambridge, Massachusetts, which lease was amended effective June 1, 2006. Prior to the amendment, minimum rent for the lease was payable in equal monthly installments of $6,810 over the lease term. As a result of the amendment, we assumed additional office space in our Cambridge facility, the lease term was extended to May 31, 2012, and the minimum monthly rent for the lease was increased to $15,450 for the first twelve months, with rent escalations every twelve months thereafter. At March 31, 2007, our security deposit related to the lease was $97,615.
In August 2006, we entered into a new lease for office space in Lake Success, New York with a three-year extendable term, which commenced on October 1, 2006. Minimum rent for the lease is initially $57,477 per annum, with an annual 3.5% rent escalation. In addition, upon execution of the lease, we paid a security deposit of $9,580.
For the three months ended March 31, 2007 and 2006, we recognized rent expense of $88,586 and $51,710, respectively. A deferred lease liability of $82,961 and $7,180 at March 31, 2007 and 2006, respectively, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.
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
c. Research Collaboration, Licensing and Consulting Agreements
In connection with our research and development efforts, we have entered into various arrangements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements may require us to make milestone payments upon the achievement of certain product development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration.
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
8. Recent Accounting Pronouncements
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this interpretation will have on our financial position.
9. Related Party Transactions
In April 2007, we entered into an agreement with an independent director of Javelin to provide advisory services at the request of senior management. The arrangement provides that in no event will compensation for advisory services to the independent director exceed $60,000 in 2007.
10. Javelin Pharmaceuticals, Inc. 401(k) Plan
Effective January 1, 2007, we provided a 401(k) Plan available to all of our U.S. employees. Participants may make voluntary contributions. We currently do not make matching contributions, but may consider doing so at some point in the future, according to the 401(k) Plan’s matching formula.

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations
This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 included in the 2006 Form 10-K and the condensed consolidated unaudited financial statements as of March 31, 2007. Operating results are not necessarily indicative of results that may occur in future periods.
Forward Looking Statements
We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on our behalf. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in good faith forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Any forward-looking statement contained in this document speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.
In addition to other factors and matters discussed elsewhere herein, the following are important factors that in our view could cause actual results to differ materially from those discussed in the forward-looking statements: the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals and patents; the commercialization of our product candidates, at reasonable costs; the ability of our suppliers to continue to provide sufficient supply of products; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. We are also subject to numerous risks relating to our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in this report. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward looking statements to reflect events or circumstances after the date hereof.
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
We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $85.3 million through March 31, 2007, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of commons stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses. Research and development activities include salaries, benefits and stock based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, and clinical and commercial scale manufacturing. Selling, general and administrative related costs include salaries, benefits and stock based compensation for employees, temporary and consulting expenses, and costs associated with our pre-launch selling and marketing activities in the UK. On September 7, 2005, we completed a merger with Intrac, Inc. (“Intrac”), a Nevada corporation, for the purpose of migrating the Intrac corporate entity to Delaware, at which time Javelin Pharmaceuticals, Inc. (“Javelin”) continued the business conducted by Intrac. Javelin was incorporated in July 2005 in the State of Delaware by Intrac.
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
Since our inception, we have incurred approximately $60.5 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, PMI-150 and Rylomine™. Total research and development costs incurred to date for each of these products was approximately $10.6 million, $12.5 million and $17.2 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.
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
Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we likely will not generate significant revenues from product sales during the twelve months following March 31, 2007. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through September 30, 2007, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.
Results of Operations
Three Months Ended March 31, 2007 and 2006
Revenues. With the exception of revenues derived from government grants and contracts, we have generated no operating revenues since our inception and do not expect significant operating revenues for the foreseeable future. In October 2000, we received a grant of $1.2 million from the U.S. Department of Defense (the “DOD”). In May 2003,

the DOD extended funding of the development of PMI-150 by awarding us a $4.3 million contract. The DOD reimbursed us for certain research and development costs related to the PMI-150 development program, which can fluctuate from period to period.
For the three months ended March 31, 2006, the DOD contract was the sole source of contract and grant revenue. The DOD contract was billed monthly as costs are incurred. As of December 31, 2006, we had no additional funds available for reimbursement from the DOD grant. Additionally, we do not expect to generate significant revenue from sales of product in 2007.
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
Research and development expenses increased from approximately $1.3 million for the three months ended March 31, 2006 to $3.3 million for the three months ended March 31, 2007. The increase in research and development expenses resulted primarily from increased clinical trial and increased headcount and personnel costs associated with the advancement of each of our three product candidate development programs. Research and development salaries, temporary labor, and benefits increased by approximately $400,000 as compared to the same period of the prior year. The increase was due primarily to the addition of full time personnel and increased stock based compensation expenses and benefits compared to the same period of 2006. Expenses associated with clinical trials, including lab fees, increased by approximately $1.5 million in the first three months of 2007 compared to the first three months of 2006. The increase in expenses relates primarily to increased enrollment in our phase III clinical study for Dyloject in the U.S., compared to fewer clinical trials during the first quarter of 2006. Expenses associated with manufacturing and process development increased by approximately $135,000 compared to the same period of the prior year, in preparation for additional pharmacokinetic studies for PMI-150 and Rylomine in 2007.
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
Selling, general and administrative expenses increased from approximately $1.7 million for the three months ended March 31, 2006 to $2.8 million for the three months ended March 31, 2007. Salary, stock based compensation and benefits expense increased by approximately $0.8 million due primarily to the addition of full time personnel and increased stock based compensation expenses and benefits compared to the same period of 2006. Sales and marketing costs increased by approximately $0.3 million in the first three months of 2007 compare to 2006, due to increased promotional, market research, and market education costs as we approach the potential commercial launch of Dyloject in the UK. Legal fees have decreased by approximately $106,000 compared to the first quarter of 2006, primarily related to defending an arbitration that was still ongoing in the first quarter of 2006. Patent fees have increased by approximately $31,000 due to maintenance, protection and expansion of our intellectual property. Recruiting fees increased by approximately $60,000 in the first quarter of 2007 compared to 2006 due to continued addition of personnel. Additionally, accounting fees have decreased $55,000, primarily due to lower fees. We have also encountered higher insurance, rent, and travel costs of approximately $42,000, $37,000, and $27,000, respectively.

We expect selling, general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs, and the increase in costs associated with potential future commercialization of our products.
Interest Income. Interest income consists of interest earned on our cash, cash equivalents and short term marketable securities available for sale. Interest income decreased from approximately $316,000 for the three months ended March 31, 2006 to approximately $223,000 for the three months ended March 31, 2007 due to lower average invested balances of cash, cash equivalents and short term investments in the first quarter of 2007.
Other Income. In February 2006, we settled litigation with West Pharmaceutical Services, Inc. (“West”) regarding West’s assignment of certain license agreements to Archimedes Pharma Limited (“Archimedes”) as part of the sale West’s Drug Delivery business to Archimedes. Under the terms of the settlement, on March 1, 2006 West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases. The amount received from West in 2006 is included in other income for the three months ended March 31, 2006.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and grant revenue primarily from the DOD. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of March 31, 2007, we had cash, cash equivalents and short term investments of approximately $15.3 million, compared to $20.7 million as of December 31, 2006.
On February 6, 2007 we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on February 12, 2007, pursuant to which we may offer through one or more distribution methods common stock and/or warrants to purchase common stock, up to an aggregate of $50 million. On May 2, 2007, we filed with the SEC a preliminary prospectus supplement pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended (the “Securities Act”), whereby we intend to engage in an underwritten public offering of the all of the shares of our common stock registered under this shelf registration statement.
On November 7, 2005 we closed a private placement consisting of the sale of approximately 14.2 million shares of our common stock and 711,111 warrants for net proceeds of approximately $29.8 million. In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of our common stock at $2.95 per share in a private placement. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through September 30, 2007, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. We may raise additional funds through the private and/or public sale of our equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.
As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced an $88.9 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of March 31, 2007, we have paid an aggregate of $5.6 million and $2.2 million in cash since inception to West Pharmaceutical Services, Inc. and Shimoda Biotech (Proprietary) Ltd., respectively, pursuant to agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.
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
     Cash used in operating activities
From inception through March 31, 2007, net cash used in operating activities was approximately $54.7 million. Net cash used in operating activities increased to approximately $5.7 million for the three months ended March 31, 2007 from approximately $1.0 million for the three months ended March 31, 2006.
Net cash used in operating activities for the three months ended March 31, 2007 consists primarily of our net loss of $5.9 million. The increase in net cash used in operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in the first three months of 2007. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, advancing our research and development clinical trials for each of our product candidates, and increased pre-launch planning and development costs as we approach potential commercialization of Dyloject. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses of approximately $0.9 million, compared to $0.4 million in 2006. Also in the first three months of 2007, our outstanding payables decreased by approximately $0.7 million, while our outstanding receivable from the DOD decreased by approximately $114,000.
     Cash used in investing activities
From inception through March 31, 2007, net cash used in investing activities was approximately $10.6 million, primarily related to the net purchases of short term marketable securities available for sale. For the three months ended March 31, 2007, gross purchases were approximately $3.6 million, while gross proceeds from sales and maturities were approximately $4.8 million. From inception to March 31, 2007, capital expenditures have not been material resulting from our use of contract manufacturing facilities. We expect that cash used for investing activities in 2007 will fluctuate based on the future funding and the need to utilize our current investments for operations.
     Cash provided by financing activities
From inception through March 31, 2007, net cash provided by financing activities was approximately $70.5 million. For the three months ended March 31, 2007, net cash from financing activities included proceeds of approximately $125,000 and $167,000 from the exercise of warrants and stock options during the quarter. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, and the future volume of warrants and stock options exercised.

New Accounting Pronouncements
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this interpretation will have on our financial position.
Critical Accounting Estimates
Research and Development Costs. Since our inception, we have incurred approximately $60.5 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, PMI-150 and Rylomine™. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
Stock Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. We selected the modified prospective adoption method as prescribed in SFAS 123(R) and therefore, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006.
As a result of the adoption of SFAS 123(R), we recorded share-based compensation for the three months ended March 31, as follows:

	Three Months Ended
	March 31,
	2007	2006

Research and development	$263,398	$171,969
Selling, general and administrative	602,119	277,153

Total impact on results of operations	865,517	449,122

Per share impact on results of operations	$0.02	$0.01

The fair value of the stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	80%	80%
Expected life	5.0 years	5.0 years
Dividend yield	0%	0%
Risk free interest rate	4.7%	4.8%
Weighted average per share grant date fair value	$3.35	$2.72
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
Income Taxes
As of March 31, 2007, we had approximately $49.4 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2020 and 2026. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated our tax positions related to our deferred tax assets and their valuation allowances as of January 1, 2007, the effective date of FIN 48. As a result of our evaluation, we believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48. As of the date of these condensed consolidated financial statements, the tax years 2005, 2004 and 2003 are open to the possibility of examination by federal, state, or local taxing authorities.
Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. As of March 31, 2007 we had no amounts accrued for interest or penalties.
Off Balance Sheet Arrangements
Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead included as a component of equity. See Footnote 6 to the financial statements in our Form 10-K and the Statement of Shareholders’ Equity for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC.
Item 4. Controls and Procedures
We have disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) to ensure that material information relating to us and our consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in disputes and proceedings arising in the ordinary course of business. As of March 31, 2007, we were not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate material legal proceedings against us.
Item 1A. Risk Factors
The following represents material changes in our risk factors from those reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. These factors and the other matters discussed herein are important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements included elsewhere in this document.
Health care reform measures and other statutory or regulatory changes could adversely affect our business.
The pharmaceutical industry is subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of recent highly-publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress is considering various proposals regarding drug safety, including some which would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future or what effect such legislation or regulation would have on our business.
The business and financial condition of pharmaceutical companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of health care to consumers. In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The pendency or approval of such proposals could result in a decrease in our share price or limit our ability to raise capital or to obtain strategic collaborations or licenses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Warrants. During the three-month period ended March 31, 2007, we issued 55,556 shares of our Common Stock to certain holders of common stock purchase warrants (the “Warrants”) upon the exercise of such Warrants. The Warrants were originally issued in a private offering pursuant to Section 4(2) of the Securities Act. The holders of the Warrants were accredited investors under Rule 501 of the Securities Act at the time of issuance and exercise of the Warrants, and we have registered the resale of such shares of common stock under the Securities Act. The issuance, terms and conditions of the Warrants and the registration of the shares underlying the Warrants have been previously disclosed in our periodic reports. The Warrants were exercisable for an equal number of shares of Common Stock at an exercise price of $2.25 per share. Proceeds from the exercise of the Warrants will be used for general corporate purposes, including, without limitation, the preparation and filing of new drug applications, preclinical and clinical trials, research and development and general working capital.
During the three-month period ended March 31, 2007, we issued 53,660 shares of our Common Stock to certain holders of 113,157 common stock purchase warrants (the “Warrants”) upon the cashless exercise of such Warrants. The Warrants were originally issued in a private offering pursuant to Section 4(2) of the Securities Act. The holders of the Warrants were accredited investors under Rule 501 of the Securities Act at the time of issuance and exercise of the Warrants, and we have registered the resale of such shares of common stock under the Securities Act. The issuance, terms and conditions of the Warrants and the registration of the shares underlying the Warrants have been previously disclosed in our periodic reports. We did not receive any proceeds from the exercise of the Warrants.

Item 6. Exhibits
          The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAVELIN PHARMACEUTICALS, INC.

Date: May 2, 2007	By:	/s/ Daniel B. Carr
	Name:	Daniel B. Carr, M.D.
	Title:	Chief Executive Officer and
Chief Medical Officer

Date: May 2, 2007	By:	/s/ Stephen J. Tulipano
	Name:	Stephen J. Tulipano
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1*	Certification of Chief Executive Officer and Chief Medical Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Medical Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.