Form 10-K/A
period 2006-12-31
JAVELIN PHARMACEUTICALS, INC
filed 2007-05-10
CIK 50710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on March 16, 2007 (the “Annual Report”), solely to reinsert an explanatory footnote to a table that was mistakenly omitted from the Supplementary Financial Information (Unaudited) with respect to the 2005 Quarterly results of operations in Item 8 which had been included in our Form 10-K for the year ended December 31, 2005. Such footnote reads in its entirety as follows:
     “Grant and contract revenue during the quarter ended June 30, 2005 was overstated by approximately $147,000 due to an error in the allocation of costs among projects. The overstatement was corrected in the quarter ended September 30, 2005, resulting in an understatement of grant and contract revenue for the quarter. In addition, we had not been appropriately recognizing revenue and receivables related to reimbursable indirect project costs that were earned in prior periods, resulting in an understatement of revenue of approximately $57,000 and $52,000 for the years ended December 31, 2003 and 2004, respectively. The error also resulted in a $14,000 overstatement of revenue for the quarter ended March 31, 2005 and a $12,000 understatement of revenue for the quarter ended June 30, 2005. We corrected the cumulative effect of this error during the quarter ended September 30, 2005, resulting in an overstatement of grant and contract revenue by approximately $107,000 for the quarter ended September 30, 2005.”
     Other than the reinsertion of the footnote, this Amendment No. 1 does not include any restatements or corrections of any previously reported financial statements or change any other disclosures.
     In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we are required to include in this Amendment No. 1 the entire Item 8.
     This Amendment No. 1 continues to speak as of the date of the Annual Report for the year ended December 31, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Reports of Independent Registered Public Accounting Firms	3

Consolidated Balance Sheets as of December 31, 2005 and 2006	7

Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006, and the cumulative period from February 23, 1998 (inception) to December 31, 2006	8

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from February 23, 1998 (inception) to December 31, 2006, including the years ended December 31, 2004, 2005 and 2006	9

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006, and the cumulative period from February 23, 1998 (inception) to December 31, 2006	11

Notes to the Consolidated Financial Statements	12

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
2006 Quarterly results of operations

	Unaudited Quarter ended
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data)	2006	2006	2006	2006

Government grants and contract revenue	$82	$491	$155	$114
Operating expenses
Research and development	1,324	3,013	3,694	2,823
Selling, general and administrative	1,688	2,310	2,484	3,127
Depreciation and amortization	11	13	17	20

Operating loss	(2,941)	(4,845)	(6,040)	(5,856)
Other income (expense)	916	315	343	310

Net loss attributable to common stockholders	(2,025)	(4,530)	(5,697)	(5,546)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.11)	$(0.14)	$(0.14)

Weighted average shares	40,178	40,178	40,180	40,182

2005 Quarterly results of operations

	Unaudited Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data)	2005	2005	2005	2005

Government grants and contract revenue(1)	$368	$643	$99	$438
Operating expenses
Research and development	1,127	2,226	2,415	1,445
General and administrative	1,021	1,279	1,202	1,720
Depreciation and amortization	10	12	12	10

Operating loss	(1,790)	(2,874)	(3,530)	(2,737)
Other income (expense)	—	46	55	218

Net loss attributable to common stockholders	(1,790)	(2,828)	(3,475)	(2,519)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.11)	$(0.13)	$(0.07)

Weighted average shares	25,399	25,563	25,824	34,458

(1)	Grant and contract revenue during the quarter ended June 30, 2005 was overstated by approximately $147,000 due to an error in the allocation of costs among projects. The overstatement was corrected in the quarter ended September 30, 2005, resulting in an understatement of grant and contract revenue for the quarter. In addition, we had not been appropriately recognizing revenue and receivables related to reimbursable indirect project costs that were earned in prior periods, resulting in an understatement of revenue of approximately $57,000 and $52,000 for the years ended December 31, 2003 and 2004, respectively. The error also resulted in a $14,000 overstatement of revenue for the quarter ended March 31, 2005 and a $12,000 understatement of revenue for the quarter ended June 30, 2005. We corrected the cumulative effect of this error during the quarter ended September 30, 2005, resulting in an overstatement of grant and contract revenue by approximately $107,000 for the quarter ended September 30, 2005.

PART IV
Item 15. — Exhibits and Financial Statement Schedules
(a)(3) Exhibits

23.1	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm

23.2	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May 2007.

JAVELIN PHARMACEUTICALS, INC.

By: Name: Title:	/s/ Daniel B. Carr Daniel B. Carr, M.D. Chief Executive Officer and Chief Medical Officer