Form 10-Q
period 2007-06-30
JAVELIN PHARMACEUTICALS, INC
filed 2007-08-09
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from                     to                     .
Commission File Number: 001-32949
JAVELIN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0471759

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
125 CambridgePark Drive, Cambridge, MA 02140
(Address of principal executive offices) (Zip Code)
Issuer’s telephone number: (617) 349-4500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☑       Non-accelerated Filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☑
At July 25, 2007, 48,625,554 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARY
INDEX

		Page
PART I — FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006 and the cumulative period from February 23, 1998 (inception) to June 30, 2007	4

	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2007	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006 and the cumulative period from February 23, 1998 (inception) to June 30, 2007	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4.	CONTROLS AND PROCEDURES	22

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23
ITEM 1A.	RISK FACTORS	23
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
ITEM 5.	OTHER INFORMATION	24
ITEM 6.	EXHIBITS	24

SIGNATURES		25

CERTIFICATIONS
EX-10.1: DEVELOPMENT AND TOLL MANUFACTURING AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I- FINANCIAL INFORMATION
Item 1: Financial Statements
Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$33,227,647	$9,273,479
Short term marketable securities available for sale	19,459,960	11,461,674
Grant receivable	—	113,645
Prepaid expenses and other current assets	482,547	245,593

Total current assets	53,170,154	21,094,391
Fixed assets, at cost, net of accumulated depreciation	239,871	237,163
Other assets	117,844	109,223

Total assets	53,527,869	21,440,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	3,556,267	3,151,379
Deferred lease liability	99,979	57,869

Total current liabilities	3,656,246	3,209,248

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2007 and December 31, 2006, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2007 and December 31, 2006; 48,607,025 and 40,409,421 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	48,607	40,409
Additional paid-in capital	142,401,000	97,634,546
Other comprehensive income (loss)	(2,718)	(5,117)
Deficit accumulated during the development stage	(92,575,266)	(79,438,309)

Total stockholders’ equity	49,871,623	18,231,529

Total liabilities and stockholders’ equity	$53,527,869	$21,440,777

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from
					February 23,
	For the Three Months				1998
	Ended		For the Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Revenues:
Government grants and contracts	$—	$491,304	$—	$573,712	$5,804,824
Operating expenses:
Research and development	4,638,715	3,013,432	7,970,442	4,337,533	65,188,155
Selling, general and administrative	3,023,496	2,309,586	5,797,142	3,998,037	35,527,735 (1)
Depreciation and amortization	23,565	13,399	43,582	24,258	222,195

Total operating expenses	7,685,776	5,336,417	13,811,166	8,359,828	100,938,085

Operating loss	(7,685,776)	(4,845,113)	(13,811,166)	(7,786,116)	(95,133,261)

Other income (expense):
Interest income	451,467	314,852	674,908	630,650	2,897,668
Interest expense	–	–	(699)	(47)	(944,658)
Other income	–	–	–	600,000	604,985

Total other income (expense)	451,467	314,852	674,209	1,230,603	2,557,995

Net loss	(7,234,309)	(4,530,261)	(13,136,957)	(6,555,513)	(92,575,266)
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	–	–	–	–	(3,559,305)

Net loss attributable to common stockholders	$(7,234,309)	$(4,530,261)	$(13,136,957)	$(6,555,513)	$(96,134,571)

Net loss per share attributable to common stockholders:
Basic and diluted	($0.16)	($0.11)	($0.31)	($0.16)

Weighted average shares	44,400,030	40,177,937	42,331,710	40,177,937

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2007
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	during the	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Stage	Equity

Balance at December 31, 2006	40,409,421	$40,409	$97,634,546	$(5,117)	($79,438,309)	$18,231,529
Net loss for the period ending June 30, 2007					(13,136,957)	(13,136,957)
Unrealized gain on investments				2,399		2,399

Total comprehensive income (loss)						(13,134,558)
Share based compensation expense			1,788,949			1,788,949
Stock options exercised	333,667	334	697,612			697,946
Exercise of warrants and units	314,637	315	486,333			486,648
Sale of common stock under a public offering, net of costs of $3,494,690	7,549,300	7,549	41,793,560			41,801,109

Balance at June 30, 2007	48,607,025	$48,607	$142,401,000	$(2,718)	($92,575,266)	$49,871,623

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007
(Unaudited)

			Cumulative from
	For the Six Months Ended		February 23, 1998
	June 30,		(Inception) to
	2007	2006	June 30, 2007

Cash flows from operating activities:
Net Loss	($13,136,957)	($6,555,513)	($92,575,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,582	24,258	222,195
Stock based compensation expense	1,788,949	1,341,149	4,611,888
Amortization of premium/discount on marketable securities	(3,177)		(39,351)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation			345,672
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	113,645	82,197	—
(Increase) decrease in prepaid expenses, other current assets and other assets	(234,963)	(7,672)	(569,985)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	404,887	712,392	3,556,269
(Decrease) in deferred revenue	—	(19,522)	—
Increase (decrease) in deferred lease liability	42,109	2,812	99,978
Increase in due to Licensor	—	—	500,000

Net cash used in operating activities	(10,981,925)	(4,419,899)	(60,028,367)

Cash flows from investing activities:
Purchases of short-term investments	(23,877,710)	(14,665,765)	(47,128,327)
Redemptions of short-term investments	15,885,000	4,487,653	27,705,000
Capital expenditures	(56,901)	(79,598)	(472,678)

Net cash used in investing activities	(8,049,611)	(10,257,710)	(19,896,005)

Cash flows from financing activities:
Proceeds from exercise of warrants	486,648	—	602,215
Proceeds from exercise of options	697,946	—	697,958
Proceeds from sale of Common Stock	45,295,800	—	95,392,074
Proceeds from sale of Preferred Stock	—	—	25,451,201
Costs associated with sale of Common Stock	(3,494,690)	—	(7,573,325)
Costs associated with sale of Preferred Stock	—	—	(1,764,385)

			Cumulative from
	For the Six Months Ended		February 23, 1998
	June 30,		(Inception) to
	2007	2006	June 30, 2007

Proceeds from notes payable	—	—	2,015,000
Proceeds from issuance of debenture	—	—	1,000,000
Repayment of debenture	—	—	(1,000,000)
Costs associated with notes payable	—	—	(153,719)
Repayment of notes payable	—	—	(1,515,000)

Net cash provided by financing activities	42,985,704	—	113,152,019

Net increase (decrease) in cash and cash equivalents	23,954,168	(14,677,609)	33,227,647
Cash and cash equivalents at beginning of period	9,273,479	33,307,449	—

Cash and cash equivalents at end of period	$33,227,647	$18,629,840	$33,227,647

Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633

Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of Common Stock	$—	$—	$500,000

Options and warrants issued for services and financings	$—	$—	$1,222,574

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries Javelin Pharmaceuticals UK Limited and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America, but we have established a branch office in the UK through which we will conduct certain activities in the future.
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
The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we will not generate significant revenues from product sales in the twelve months following June 30, 2007. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through June 30, 2008, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. In addition, we have the limited ability to reduce discretionary spending to preserve cash. We may seek to raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Development Costs
We expense all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing and upfront fees paid in connection with collaborative agreements, as well as expenses incurred in performing research and development activities including salaries and benefits, clinical trial and related clinical manufacturing expenses, share-based compensation expenses, contract services and other outside expenses. For the three and six months ended June 30, 2006, research and development expenses that were incurred and reimbursed under our DOD grants and contracts were $491,304 and $573,712, respectively.
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
Recent Accounting Pronouncements
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this statement will have on our financial position.
3. Income Taxes
We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that we recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In connection with preparing our 2006 tax return, we adjusted the carrying values of our deferred tax assets, with a corresponding adjustment to the valuation allowance. These adjustments had no effect on our results of operations or our financial position.
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
Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of June 30, 2007.
4. Stockholders’ Equity
     Public offering of common stock

In May 2007, we sold 7,549,300 shares of common stock, which consisted of 7,100,000 shares in an underwritten public offering at a price to the public of $6.00 per share, and 449,300 shares purchased by our underwriters as part of their 30-day option to purchase up to an additional 1,065,000 shares of common stock to cover over-allotments. All of the shares were offered by Javelin under a shelf registration statement that was filed on February 6, 2007 with the Securities and Exchange Commission (the “SEC) and had become effective.
Net proceeds from the sale of the common stock under the offering were approximately $41.8 million, net of approximately $2.9 million for underwriting fees and $0.6 million of additional offering costs. We anticipate using the net proceeds from the sale of the common stock offered to fund clinical research and development programs, the commercialization and manufacturing of our product candidates, and for other general corporate purposes. As of the date of this filing, the amount remaining available under this shelf registration statement was approximately $4.7 million.
     Warrants and Units
During the six months ended June 30, 2007, warrants to purchase up to 235,555 shares of our Common Stock that were issued to investors in our November 2005 private placement were exercised, for which we received proceeds of approximately $480,000 and issued 228,339 net shares.
Warrants to purchase up to 7,456 shares of our Common Stock that were issued in March 2005 in consideration of a termination fee were exercised in a cashless manner during the six months ended June 30, 2007. As a result, we issued 4,739 net shares.
In addition, warrants to purchase up to 113,157 shares of our Common Stock that were issued in November 2004 in connection with the issuance of Senior Secured Debentures to such investors were exercised during the six months ended June 30, 2007. This cashless exercise resulted in a net issuance of 53,660 common shares.
In the second quarter of 2007, 3.12 Finders’ Units were exercised on a cashless basis convertible into 27,899 shares of common stock and 2,789 warrants. Each Finders’ Warrant entitles the holder to purchase one share of Common Stock at a per share price of $4.25. The Finders’ Warrants expire in September 2007. At June 30, 2007, there were 12.71 Finders’ Units outstanding, all of which expire in September 2007. Subsequent to the balance sheet date, 2.05 Finders’ Units were exercised in a cashless manner, for 17,834 shares of common stock and 1,783 warrants to purchase one share of Common Stock at a per share price of $4.25.
     Comprehensive Loss
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the six months ended June 30, 2007, our comprehensive loss was $13.1 million, which consisted of our net loss and $2,399 of unrealized gain on marketable securities. For the six months ended June 30, 2006, we had no other comprehensive items to report other than net loss.
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
Stock Incentive Plan
As of June 30, 2007, options for the purchase of an aggregate of 6,107,162 shares of Common Stock have been granted and are outstanding under the Javelin 2005 Omnibus Stock Incentive Plan (the “2005 Plan”). On June 26, 2007, shareholders voted to increase the number of shares available under the 2005 Plan from 7,500,000 shares of Common Stock to 9,000,000 shares of Common Stock. As a result, the number of options remaining to be granted under the 2005 Plan totals 2,559,172. In addition, as of June 30, 2007, we had outstanding 1,184,058 options which were granted outside of the 2005 Plan. All outstanding options are similar in nature.
In the three months ended June 30, 2007, we granted a total of 238,000 stock options with exercise prices ranging from $6.10 to $7.09 per share, with a weighted average exercise price of $6.62, vesting over three years. In the six months ended June 30, 2007, we granted a total of 1,111,352 stock options with exercise prices ranging from $4.98 to $7.09 per share, with a weighted average exercise price of $5.35, vesting over three years. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the three and six months ended June 30, 2007 was $4.45 and $3.59, respectively, based upon the quoted market closing price on the date of the grant using the Black-Scholes method. During the three and six month periods ended June 30, 2007, there were 45,000 unvested options forfeited due to employee terminations.
At June 30, 2007, the aggregate intrinsic values of the options outstanding and exercisable were approximately $17.2 million and $11.0 million, respectively. The weighted average remaining contractual lives of the options outstanding and exercisable were approximately 7.5 years and 6.5 years, respectively. We have not capitalized any compensation cost or recorded stock based compensation charges related to the modification of any stock option grants for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, stock based compensation included charges of $287,555 related to the modification of stock option grants to two former employees. There were 257,746 and 333,667 stock options exercised during the three and six months ended June 30, 2007, for which we received proceeds of $530,640 and $697,945, respectively. No options were exercised during the six months ended June 30, 2006 and no cash was used to settle equity instruments granted under the Plans.
We recorded share-based compensation for the three and six months ended June 30, 2007 and 2006 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Research and development	$310,878	$353,118	$574,276	$525,087
Selling, general and administrative	612,554	538,909	1,214,673	816,062

Total impact on results of operations	923,432	892,027	1,788,949	1,341,149

Per share impact on results of operations	$0.02	$0.02	$0.04	$0.03

The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Expected volatility	80%	80%	80%	80%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years
Dividend yield	0%	0%	0%	0%
Risk free interest rate	4.8%	4.9%	4.7%	4.9%
Weighted average per share grant date fair value	$4.45	$2.37	$3.59	$2.57
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

The following table summarizes non-plan stock option information as of June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Vested	Price

$3.87	1,184,058	3.31	$3.87	1,184,058	$3.87

There were no transactions involving non-plan stock options during the three and six months ended June 30, 2007.
Transactions involving options granted under the 2005 Plan during the six months ended June 30, 2007 are summarized as follows:

	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	Exercisable	Exercise Price

Balance outstanding, January 1, 2007	5,374,477	$2.88	2,915,632	$2.54
Granted during the period	1,111,352	$5.35	—	—
Exercised during the period	(333,667)	$2.09	—	—
Forfeited during the period	(45,000)	$3.65	—	—
Expired during the period	—	—	—	—

Balance outstanding, June 30, 2007	6,107,162	$3.37	3,235,688	$2.78

As of June 30, 2007, the total compensation cost related to unvested option awards not yet recognized amounted to $5.6 million which will be recognized over a weighted average number of 2.1 years.
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
The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Numerator:
Net loss, basic and diluted	($7,234,309)	($4,530,261)	($13,136,957)	($6,555,513)
Denominator:
Weighted average common shares	44,400,030	40,177,937	42,331,710	40,177,937

Net loss per share, basic and diluted	($0.16)	($0.11)	($0.31)	($0.16)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

		Weighted		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price	Number	Price

Options	7,715,122	$3.41	6,036,937	$3.03	7,795,467	$3.36	5,571,562	$2.96
Warrants	2,588,909	$2.64	2,832,888	$2.62	2,646,776	$2.63	2,832,888	$2.62

Total	10,304,031		8,869,825		10,442,243		8,404,450

7. Commitments and Contingencies
a. Operating Leases
     We recognize rental expense for leases on the straight-line basis over the life of the lease.
     On May 1, 2005, we entered into a lease for office space in Cambridge, Massachusetts, which lease was amended effective June 1, 2006. Prior to the amendment, minimum rent for the lease was payable in equal monthly installments of $6,810 over the lease term. As a result of the amendment, we assumed additional office space in our Cambridge facility, the lease term was extended to May 31, 2012, and the minimum monthly rent for the lease was increased to $15,450 for the first twelve months, with rent escalations every twelve months thereafter. At June 30, 2007, our security deposit related to the lease was $97,615.
     In August 2006, we entered into a new lease for office space in Lake Success, New York with a three-year extendable term, which commenced on October 1, 2006. Minimum rent for the lease is initially $57,477 per annum, with an annual 3.5% rent escalation. In addition, upon execution of the lease, we paid a security deposit of $9,580.
     In December 2006, we entered into a three month extendable term lease for office space in the United Kingdom for Javelin Pharmaceuticals UK Ltd., effective January 1, 2007. Through June 30, 2007, minimum rent was approximately $1,000 per month. We entered into an amended lease effective August 1, 2007, with a one-year term with minimum rent of approximately $4,300 per month, for which we paid a security deposit of approximately $8,600 in June 2007. We also paid a security deposit of approximately $2,000 for the original space, which we expect to be returned to us in the third quarter of 2007.
     For the three months ended June 30, 2007 and 2006, we recognized rent expense of $87,596 and $68,272, respectively. For the six months ended June 30, 2007 and 2006, we recognized rent expense of $176,181 and $119,983, respectively. A deferred lease liability of $99,979 and $12,683 at June 30, 2007 and 2006, respectively, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.
b. Legal Proceedings
     From time to time, we are involved in disputes or legal proceedings arising in the ordinary course of business. However, we do not believe that any such current disputes or pending litigation will have a material adverse effect on our financial position, results of operations or cash flows.
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
     In February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc. (“Precision”). The initial term of the Supply Agreement is two years, and it is renewable in one-year increments. Under the Supply Agreement, Precision agreed to manufacture our requirements for the supply of Dyloject™, in accordance with U.S. and EU good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. Either party may terminate the Supply Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable thirty (30) or ninety (90) day cure periods. Either party may also terminate the Supply Agreement upon sixty (60) days’ prior written notice upon the occurrence of certain events involving the bankruptcy or insolvency of the other party, and the Supply Agreement shall automatically terminate upon the occurrence of certain events specified therein. Moreover, we may elect to terminate the Supply Agreement if Precision fails to meet its performance obligations regarding the manufacture of Dyloject™ in accordance with good manufacturing practices, and under certain other conditions.
     In May 2007, we entered into a Development and Toll Manufacturing Agreement (the “Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”). The agreement is for US drug supply and has a three year term, renewable thereafter in one-year increments. Under the Manufacturing Agreement, we committed to purchase at least $13,230,000 worth of Dyloject™ product manufactured to our specifications, commencing upon regulatory approval from the U.S. Food and Drug Administration (“FDA”). As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, including the lack of FDA approval for Dyloject by a specified date.
8. Related Party Transactions
In April 2007, we entered into an agreement with an independent director of Javelin to provide advisory services at the request of senior management. The arrangement provides that in no event will compensation to the independent director exceed $60,000 in 2007. Through June 30, 2007, we have incurred approximately $4,000 for advisory services under the agreement.
9. Javelin Pharmaceuticals, Inc. 401(k) Plan and Employee Stock Purchase Plan
Effective January 1, 2007, we provided a 401(k) Plan available to all of our U.S. employees. Participants may make voluntary contributions. We currently do not make matching contributions, but may consider doing so at some point in the future, according to the 401(k) Plan’s matching formula.
On June 26, 2007, shareholders approved Javelin’s 2007 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which permits employees to purchase shares at a discount through payroll deductions, subject to certain eligibility requirements. The amount of shares of Common Stock that may be sold pursuant to the Stock Purchase Plan shall not exceed, in the aggregate, 100,000 shares. The Plan shall be implemented by a series of Offering Periods of six (6) months’ duration, with new Offering Periods commencing on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). The first Offering Period shall commence on February 1, 2008 and continue until July 31, 2008. The Stock Purchase Plan is classified under SFAS 123(R) as a “compensatory” plan because participants have the right to purchase Common Stock at less than 95% of the fair market value on the Grant Date and because the Stock Purchase Plan allows for a “look-back” to allow participants to purchase stock based upon the fair market value on the Grant Date as opposed to the Purchase Date. Under SFAS 123(R), we must record a charge to earnings equal to the fair value of the right to purchase Common Stock under the Stock Purchase Plan determined as of the Grant Date.

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations
This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 included in the 2006 Form 10-K and the condensed consolidated unaudited financial statements as of June 30, 2007. Operating results are not necessarily indicative of results that may occur in future periods.
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
We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $92.6 million through June 30, 2007, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses. Research and development activities include salaries, benefits and stock based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, and clinical and commercial scale manufacturing. Selling, general and administrative related costs include salaries, benefits and stock based compensation for employees, temporary and consulting expenses, and costs associated with our pre-launch selling and marketing activities in the UK. On September 7, 2005, we completed a merger with Intrac, Inc. (“Intrac”), a Nevada corporation, for the purpose of migrating the Intrac corporate entity to Delaware, at which time Javelin Pharmaceuticals, Inc. (“Javelin”) continued the business conducted by Intrac. Javelin was incorporated in July 2005 in the State of Delaware by Intrac.

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
Since our inception, we have incurred approximately $65.2 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, PMI-150 and Rylomine™. Total research and development costs incurred to date for each of these products was approximately $14.1 million, $13.6 million and $17.3 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.
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
Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we likely will not generate significant revenues from product sales through the remainder of 2007. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through June 30, 2008, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.
Results of Operations
Three and Six Months Ended June 30, 2007 and 2006
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
For the three and six months ended June 30, 2006, the DOD contract was the sole source of contract and grant revenue. The DOD contract was billed monthly as costs are incurred. As of December 31, 2006, we had no additional funds available for reimbursement from the DOD grant. Additionally, we do not expect to generate significant revenue from sales of product in

2007.
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
Research and development expenses increased from approximately $3.0 million for the three months ended June 30, 2006 to $4.6 million for the three months ended June 30, 2007. Research and development expenses increased from approximately $4.3 million for the six months ended June 30, 2006 to approximately $8.0 million for the six months ended June 30, 2007. The increase in research and development expenses for both the three and six months ended June 30, 2007 over the comparable periods of 2006 resulted primarily from increased clinical trial expenses and increased headcount and personnel costs associated with the advancement of each of our three product candidate development programs.
For the three and six months ended June 30, 2007, research and development salaries, temporary labor, and benefits increased by approximately $402,000 and $793,000, respectively, as compared to the same periods of the prior year. The increase was due primarily to the addition of full time personnel and increased stock based compensation expenses and benefits compared to the same period of 2006. Expenses associated with clinical trials, including lab fees, increased by approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006. The increase in these expenses for the three and six months ended June 30, 2007 relates primarily to increased activity in our phase III clinical study for Dyloject in the U.S. throughout 2007, wind-down costs for our first pivotal Phase III Rylomine study in the U.S., and activity for our pharmacokinetic studies for each of our products in the second quarter of 2007. This compares to fewer clinical trials during the three and six months ended June 30, 2006, which primarily consisted of our Phase III Rylomine study and early costs for the first pivotal Phase III Dyloject study. For the three and six months ended June 30, 2007, expenses associated with manufacturing and process development increased by approximately $148,000 and $284,000, respectively, compared to the same periods of the prior year, in preparation for additional pharmacokinetic studies for PMI-150, Dyloject and Rylomine in 2007. Furthermore, as a result of the amendment of our license agreement with Shimoda Biotech, Ltd. in May 2006, we incurred and made a milestone payment of $300,000, which is included in research and development expenses for the three and six months ended June 30, 2006.
We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates continue on or enter into the pivotal Phase III clinical program and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock based compensation and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include sales and marketing costs in preparation of the potential launch of Dyloject in the UK, facility costs and professional fees for legal and accounting services.
Selling, general and administrative expenses increased from approximately $2.3 million for the three months ended June 30, 2006 to $3.0 million for the three months ended June 30, 2007. Selling, general and administrative expenses increased from approximately $4.0 million for the six months ended June 30, 2006 to $5.8 million for the six months ended June 30, 2007. The increase in selling, general and administrative expenses for both the three and six months ended June 30, 2007 over the comparable periods of 2006 resulted primarily from increased headcount and personnel costs as we expand and improve our administrative infrastructure and as a result of increased promotional and marketing costs associated with the potential launch of Dyloject in the UK.
For the three and six months ended June 30, 2007, salary, stock based compensation and benefits expense increased by approximately $0.4 million and $1.2 million, respectively, over the same periods of 2006. The increase was due primarily to the addition of full time personnel and increased stock based compensation expenses and benefits compared to the same period of 2006. For the three and six months ended June 30, 2007, sales and marketing costs increased by approximately $0.4 million and $0.7 million, respectively, compared to 2006, due to increased promotional, market research, and market education costs as we approach the potential commercial launch of Dyloject in the UK. For the three and six months ended June 30, 2007, legal fees have decreased by approximately $123,000 and $229,000, respectively, compared to the same periods of 2006, primarily related to the defense of an arbitration that was still ongoing in the first half of 2006. Patent fees have increased by approximately $106,000 and $137,000, respectively, due to maintenance, protection and expansion of our intellectual property. Consulting fees decreased by approximately $102,000 and $93,000, respectively, for the three and six months ended June 30, 2007 compared to 2006 due to the existence of additional full-time employees in 2007. Additionally, accounting fees have decreased approximately $93,000 and $148,000, primarily due to lower audit fees and additional audit work performed in 2006.
We expect selling, general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs, and the increase in costs associated with potential future commercialization of our products, and as we continue to expand and improve our administrative infrastructure.
Interest Income. Interest income consists of interest earned on our cash, cash equivalents and short term marketable securities available for sale. Interest income increased from approximately $315,000 for the three months ended June 30, 2006 to approximately $451,000 for the three months ended June 30, 2007. Interest income increased from approximately $631,000 for the six months ended June 30, 2006 to approximately $675,000 for the six months ended June 30, 2007. The increase for both periods were due to higher average invested balances of cash, cash equivalents and short term investments in 2007 as a result of the financing in May 2007.
Other Income. In February 2006, we settled litigation with West Pharmaceutical Services, Inc. (“West”) regarding West’s assignment of certain license agreements to Archimedes Pharma Limited (“Archimedes”) as part of the sale of West’s Drug Delivery business to Archimedes. Under the terms of the settlement, on March 1, 2006 West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases. The amount received from West in 2006 is included in other income for the six months ended June 30, 2006.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the public sale and private placement of our equity securities, debt financings and grant revenue primarily from the DOD. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of June 30, 2007, we had cash, cash equivalents and short term investments of approximately $52.7 million, compared to $20.7 million as of December 31, 2006.
On February 6, 2007 we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on February 12, 2007, pursuant to which we sold in May 2007 an aggregate of 7,549,300 shares of common stock, which consisted of 7,100,000 shares in an underwritten public offering at a price to the public of $6.00 per share, and 449,300 shares purchased by our underwriters at a price of $6.00 per share as part of their 30-day option to purchase up to an additional 1,065,000 shares of common stock to cover over-allotments. Net proceeds from the sale of the common stock under the offering were approximately $41.8 million, net of approximately $2.9 million for underwriting fees and $0.6 million of additional offering expenses. We anticipate using the net proceeds from the sale of the common stock offered to fund clinical research and development programs, the commercialization and manufacturing of its product candidates, and for other general corporate purposes. As of the date of this filing, the amount remaining available under this shelf registration statement was approximately $4.7 million.
Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through June 30, 2008, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. We may raise additional funds through the private and/or public sale of our equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $96.1 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of June 30, 2007, we have paid an aggregate of $5.6 million and $2.2 million in cash since inception to West Pharmaceutical Services, Inc. and Shimoda Biotech (Proprietary) Ltd., respectively, pursuant to license agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.
We expect that our cash requirements for operating activities will increase due to the following future activities:
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
     Cash used in operating activities
From inception through June 30, 2007, net cash used in operating activities was approximately $60.0 million. Net cash used in operating activities increased to approximately $11.0 million for the six months ended June 30, 2007 from approximately $4.4 million for the six months ended June 30, 2006.
Net cash used in operating activities for the six months ended June 30, 2007 consists primarily of our net loss of $13.1 million. The increase in net cash used in operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in the first six months of 2007. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, advancing our research and development clinical trials for each of our product candidates, and increased pre-launch planning and development costs as we approach potential commercialization of Dyloject. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses of approximately $1.8 million, compared to $1.3 million in 2006. Also in the first six months of 2007, our outstanding payables increased by approximately $0.4 million, our prepaid expenses, other current assets and other assets increased $253,000, while our outstanding receivable from the DOD decreased by approximately $114,000.
     Cash used in investing activities
From inception through June 30, 2007, net cash used in investing activities was approximately $19.9 million, primarily related to the net purchases of short term marketable securities available for sale. For the six months ended June 30, 2007, gross purchases were approximately $23.9 million, while gross proceeds from sales and maturities were approximately $15.9 million. From inception to June 30, 2007, capital expenditures have not been material resulting from our use of contract manufacturing facilities. We expect that cash used for investing activities in 2007 will fluctuate based on the future funding and the need to utilize our current investments for operations.
     Cash provided by financing activities
From inception through June 30, 2007, net cash provided by financing activities was approximately $113.2 million. As discussed above, in May 2007 we raised approximately $45.3 million form the public offering of our common stock. Net proceeds from the sale were approximately $41.8 million, as we incurred approximately $3.5 million of costs for underwriting, legal, accounting and other costs related to the offering. Additionally, for the six months ended June 30, 2007, net cash from financing activities included proceeds of approximately $487,000 and $698,000 from the exercise of warrants and stock options, respectively, during the period. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, and the future volume of warrants and stock options exercised.
Commitments
In February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc. (“Precision”). The initial term of the Supply Agreement is two years, and it is renewable in one-year increments. Under the Supply Agreement, Precision agreed to manufacture our requirements for the supply of Dyloject™, in accordance with U.S. and EU good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. Either party may terminate the Supply Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable thirty (30) or ninety (90) day cure periods. Either party may also terminate the Supply Agreement upon sixty (60) days’ prior written notice upon the occurrence of certain events involving the bankruptcy or insolvency of the other party, and the Supply Agreement shall automatically terminate upon the occurrence of certain events specified therein. Moreover, we may elect to terminate the Supply Agreement if Precision fails to meet its performance obligations regarding the manufacture of Dyloject™ in accordance with good manufacturing practices, and under certain other conditions.
In May 2007, we entered into a Development and Toll Manufacturing Agreement (the “Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”). The agreement is for U.S. drug supply and has a three year term, renewable thereafter in one-year increments. Under the Manufacturing Agreement, we committed to purchase at least $13,230,000 worth of Dyloject™ product manufactured to our specifications, commencing upon regulatory approval from the U.S. Food and Drug Administration (“FDA”). As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, including the lack of FDA approval for Dyloject by a specified date.
The following table summarizes our commitments as of June 30, 2007:

	Payments due by period
					Beyond
	Total	< 1 year	1-3 years	3-5 years	5 years

Operating leases	$1,516,994	$282,293	$596,244	$638,457	$—
Shimoda License Agreement	5,800,000	2,000,000	3,800,000	—	—
Archimedes License Agreements	5,000,000	—	5,000,000	—	—
Baxter	13,230,000	—	945,000	9,450,000	2,835,000
Precision	7,650,000	3,060,000	4,590,000	—	—

	$33,196,994	$5,342,293	$14,931,244	$10,088,457	$2,835,000

The timing of the remaining milestones for Shimoda and Archimedes is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between one to three years, from December 31, 2006.
New Accounting Pronouncements
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this statement will have on our financial position.

Critical Accounting Estimates
Research and Development Costs. Since our inception, we have incurred approximately $65.2 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, PMI-150 and Rylomine™. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
Stock Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. We selected the modified prospective adoption method as prescribed in SFAS 123(R) and therefore, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006. As a result of the adoption of SFAS 123(R), we recorded share-based compensation for the three and six months ended June 30, 2007 and 2006. The fair value of the stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses certain weighted-average assumptions.
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
Income Taxes
As of June 30, 2007, we had approximately $57.2 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2020 and 2026. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements. In connection with preparing our 2006 tax return, we adjusted the carrying values of our deferred tax assets, with a corresponding adjustment to the valuation allowance. These adjustments had no effect on our results of operations or our financial position.
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

Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. As of June 30, 2007 we had no amounts accrued for interest or penalties.
Off Balance Sheet Arrangements
Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead included as a component of equity. See Footnote 6 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the Statement of Shareholders’ Equity for more information.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in disputes and proceedings arising in the ordinary course of business. As of June 30, 2007, we were not a party to, nor is any of our property the subject of, any pending material legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007. These factors are important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements included elsewhere in this document.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Units. During the three-month period ended June 30, 2007, we issued 27,899 shares of our Common Stock to certain holders of Finders’ Units exercisable for shares of our Common Stock and Common Stock purchase warrants (the “Finders’ Units”) upon the cashless exercise of such Finders’ Units. The Finders’ Units were originally issued pursuant to Section 4(2) of the Securities Act to the placement agents utilized in our September 2000 private placement of preferred stock. We have not registered under the Securities Act the resale of the shares of Common Stock issuable upon exercise of the Finders’ Units. The issuance, terms and conditions of the Units have been previously disclosed in our periodic reports. We did not receive any proceeds from the exercise of the Finders’ Units.
          Warrants. During the three-month period ended June 30, 2007, we issued 4,739 shares of our Common Stock to certain holders of common stock purchase warrants (the “Warrants”) upon the cashless exercise of such Warrants. The Warrants, which were exercisable at $2.49 per share for an aggregate of 7,456 shares of common stock, were originally issued in a private offering pursuant to Section 4(2) of the Securities Act in consideration of a termination fee. We have not registered for resale under the Securities Act the shares of common stock issuable upon exercise of the Warrants. We did not receive any proceeds from the exercise of the Warrants.
Item 4. Submission of Matters to a Vote of Security Holders
On June 26, 2007, we held our Annual Meeting of Stockholders (the “Meeting”) in which the shareholders:
1.	Elected Daniel B. Carr, M.D. and Fred H. Mermelstein, Ph.D., Class II directors, as directors for a three-year term;

2.	Ratified the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the 2007 fiscal year;

3.	Approved our 2007 Employee Stock Purchase Plan;

4.	Amended our 2005 Omnibus Stock Incentive Plan to increase the number of shares available for issuance thereunder from 7,500,000 to 9,000,000.
The shares were voted at the Meeting as follows:

Election of Directors:	For	Withheld

Daniel B. Carr, MD	32,796,501	692,103
Fred H. Mermelstein, Ph.D.	32,796,356	692,248

	For	Against	Abstain	Broker Non-Vote

Approval of auditors	33,477,684	2,559	8,360	—
ESPP approval	18,022,660	856,540	11,684	14,597,720
Incentive Plan amendment	16,108,428	2,776,706	5,750	14,597,720

Item 5. Other Information
In May 2007, we entered into a Development and Toll Manufacturing Agreement (the “Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”). The agreement is for U.S. drug supply and has a three year term, renewable thereafter in one-year increments. Under the Manufacturing Agreement, we committed to purchase at least $13,230,000 worth of Dyloject™ product manufactured to our specifications, commencing upon regulatory approval from the U.S. Food and Drug Administration (“FDA”). As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, including the lack of FDA approval for Dyloject by a specified date. A copy of the Manufacturing Agreement, with certain portions redacted pursuant to Rule 24b-2 of the Securities Exchange Act o f1934, as amended, is attached hereto as Exhibit 10.1.
Item 6. Exhibits
          The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAVELIN PHARMACEUTICALS, INC.

Date: August 9, 2007	By:	/s/ Daniel B. Carr, M.D.

	Name:	Daniel B. Carr, M.D.
	Title:	Chief Executive Officer and Chief Medical Officer

Date: August 9, 2007	By:	/s/ Stephen J. Tulipano

	Name:	Stephen J. Tulipano
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Development and Toll Manufacturing Agreement, dated as of April 25, 2007, between Baxter Healthcare Corporation and Javelin Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer and Chief Medical Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Medical Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.