Form 10-Q
period 2007-09-30
JAVELIN PHARMACEUTICALS, INC
filed 2007-11-02
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 31, 2007, 48,831,559 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
INDEX

Page
PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3
Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006 and the cumulative period from February 23, 1998 (inception) to September 30, 2007	4
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2007	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006 and the cumulative period from February 23, 1998 (inception) to September 30, 2007	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4. CONTROLS AND PROCEDURES	22
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	23
ITEM 1A. RISK FACTORS	23
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 5. OTHER INFORMATION	23
ITEM 6. EXHIBITS	23
SIGNATURES	24
CERTIFICATIONS
EX-10.1: EMPLOYMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I- FINANCIAL INFORMATION
Item 1: Financial Statements
Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$27,428,215	$9,273,479
Short term marketable securities available for sale	20,041,029	11,461,674
Grant receivable	—	113,645
Prepaid expenses and other current assets	522,044	245,593

Total current assets	47,991,288	21,094,391
Fixed assets, at cost, net of accumulated depreciation	301,553	237,163
Other assets	154,499	109,223

Total assets	48,447,340	21,440,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	5,353,976	3,151,379
Deferred lease liability	171,948	57,869

Total current liabilities	5,525,924	3,209,248

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2007 and December 31, 2006, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2007 and December 31, 2006; 48,781,559 and 40,409,421 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	48,781	40,409
Additional paid-in capital	143,661,842	97,634,546
Other comprehensive income (loss)	6,958	(5,117)
Deficit accumulated during the development stage	(100,796,165)	(79,438,309)

Total stockholders’ equity	42,921,416	18,231,529

Total liabilities and stockholders’ equity	$48,447,340	$21,440,777

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from
					February 23,
					1998
	For the Three Months Ended		For the Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues:
Government grants and contracts	$—	$154,814	$—	$728,526	$5,804,824
Operating expenses:
Research and development	5,383,688	3,693,787	13,354,130	8,031,320	70,571,843
Selling, general and administrative	3,486,724	2,484,139	9,283,866	6,482,175	39,014,459 (1)
Depreciation and amortization	25,537	16,783	69,119	41,042	247,732

Total operating expenses	8,895,949	6,194,709	22,707,115	14,554,537	109,834,034

Operating loss	(8,895,949)	(6,039,895)	(22,707,115)	(13,826,011)	(104,029,210)

Other income (expense):
Interest income	675,050	342,271	1,349,958	972,921	3,572,718
Interest expense	—	—	(699)	(47)	(944,658)
Other income	—	758	—	600,758	604,985

Total other income (expense)	675,050	343,029	1,349,259	1,573,632	3,233,045

Net loss	(8,220,899)	(5,696,866)	(21,357,856)	(12,252,379)	(100,796,165)
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	—	—	(3,559,305)

Net loss attributable to common stockholders	$(8,220,899)	$(5,696,866)	$(21,357,856)	$(12,252,379)	$(104,355,470)

Net loss per share attributable to common stockholders:
Basic and diluted	($0.17)	($0.14)	($0.48)	($0.30)

Weighted average shares	48,423,815	40,179,868	44,384,795	40,178,587

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2007
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	during the	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Stage	Equity

Balance at December 31, 2006	40,409,421	$40,409	$97,634,546	$(5,117)	($79,438,309)	$18,231,529
Net loss for the period ending September 30, 2007					(21,357,856)	(21,357,856)
Unrealized gain on investments				12,075		12,075

Total comprehensive income (loss)						(21,345,781)
Share based compensation expense			2,702,332			2,702,332
Exercise of stock options	436,281	436	1,046,875			1,047,311
Exercise of warrants and units	386,557	387	487,926			488,313
Sale of common stock under a public offering, net of costs of $3,498,087	7,549,300	7,549	41,790,163			41,797,712

Balance at September 30, 2007	48,781,559	$48,781	$143,661,842	$6,958	($100,796,165)	$42,921,416

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007
(Unaudited)

			Cumulative from
	For the Nine Months Ended		February 23, 1998
	September 30,		(Inception) to
	2007	2006	September 30, 2007

Cash flows from operating activities:
Net Loss	($21,357,856)	($12,252,379)	($100,796,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,119	41,042	247,732
Stock based compensation expense	2,702,332	2,012,286	5,525,271
Amortization of premium/discount on marketable securities	(2,364)	—	(38,538)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation			345,672
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	113,645	418,687	—
(Increase) decrease in prepaid expenses, other current assets and other assets	(321,726)	33,888	(656,748)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	2,204,260	1,054,604	5,355,642
(Decrease) in deferred revenue	—	(19,522)	—
Increase (decrease) in deferred lease liability	114,079	24,704	171,948
Increase in due to Licensor	—	—	500,000

Net cash used in operating activities	(16,478,511)	(8,686,690)	(65,524,953)

Cash flows from investing activities:
Purchases of short-term investments	(43,824,915)	(17,061,360)	(67,075,532)
Redemptions of short-term investments	35,260,000	7,708,865	47,080,000
Capital expenditures	(133,509)	(117,330)	(549,286)

Net cash used in investing activities	(8,698,424)	(9,469,825)	(20,544,818)

Cash flows from financing activities:
Proceeds from exercise of warrants	486,647	9,999	602,214
Proceeds from exercise of options	1,047,311	—	1,047,323
Proceeds from sale of Common Stock	45,295,800	—	95,392,074
Proceeds from sale of Preferred Stock	—	—	25,451,201
Costs associated with sale of Common Stock	(3,498,087)	—	(7,576,722)
Costs associated with sale of Preferred Stock	—	—	(1,764,385)
Proceeds from notes payable	—	—	2,015,000
Proceeds from issuance of debenture	—	—	1,000,000
Repayment of debenture	—	—	(1,000,000)
Costs associated with notes payable	—	—	(153,719)

			Cumulative from
	For the Nine Months Ended		February 23, 1998
	September 30,		(Inception) to
	2007	2006	September 30, 2007

Repayment of notes payable	—	—	(1,515,000)

Net cash provided by financing activities	43,331,671	9,999	113,497,986

Net increase (decrease) in cash and cash equivalents	18,154,736	(18,146,516)	27,428,215
Cash and cash equivalents at beginning of period	9,273,479	33,307,449	—

Cash and cash equivalents at end of period	$27,428,215	$15,160,933	$27,428,215

Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633

Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of Common Stock	$—	$—	$500,000

Options and warrants issued for services and financings	$—	$—	$1,222,574

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries Javelin Pharmaceuticals UK Limited, Javelin Pharmaceuticals Gmbh, and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America, but we have established branch offices in the United Kingdom and Germany through which we will conduct certain activities in the future.
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
The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. It is anticipated that we will generate revenues from product sales in 2008 in the United Kingdom and potentially Germany. The extent of the anticipated product sales is dependent upon many factors, including market acceptance of our product. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through September 30, 2008, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. In addition, we have the limited ability to reduce discretionary spending to preserve cash. We may seek to raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Development Costs
We expense all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing and upfront fees paid in connection with collaborative agreements, as well as expenses incurred in performing research and development activities including salaries and benefits, clinical trial and related clinical manufacturing expenses, share-based compensation expenses, contract services and other outside expenses. For the three and nine months ended September 30, 2006, research and development expenses that were incurred and reimbursed under our U.S. Department of Defense (“DOD”) grants and contracts were $154,814 and $728,526, respectively. As of December 31, 2006, we had no additional funds available for reimbursement from the DOD grant.
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
Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of September 30, 2007.

4. Stockholders’ Equity
Public offering of common stock
In May 2007, we sold 7,549,300 shares of common stock, which consisted of 7,100,000 shares in an underwritten public offering at a price to the public of $6.00 per share, and 449,300 shares purchased by our underwriters.
Net proceeds from the sale of the common stock under the offering were approximately $41.8 million, net of approximately $2.9 million for underwriting fees and $0.6 million of additional offering costs. We anticipate using the net proceeds from the sale of the common stock offered to fund clinical research and development programs, the commercialization and manufacturing of our product candidates, and for other general corporate purposes. As of the date of this filing, the amount remaining available under a shelf registration statement that was filed on February 6, 2007 with the Securities and Exchange Commission (the “SEC) was approximately $4.7 million.
Warrants and Units
During the nine months ended September 30, 2007, warrants to purchase up to 356,836 shares of our Common Stock were exercised, partially on a cashless basis, as a result of which we received proceeds of approximately $481,000 and issued 287,406 shares of common stock.
In the nine months ended September 30, 2007, 15.73 options to purchase Finders’ Units comprised of shares of our Common Stock and Common Stock purchase warrants were exercised (including exercise of the warrants) on a cashless basis for which we received no proceeds and issued 99,151 shares of common stock. At September 30, 2007, there are no Finders’ Units outstanding. The Finders’ Units expired on September 26, 2007 and 0.10 Finders’ Unit expired unexercised.
Comprehensive Loss
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the nine months ended September 30, 2007, our comprehensive loss was $21.3 million, which consisted of our net loss and $12,075 change in unrealized gain on marketable securities. For the nine months ended September 30, 2006, our comprehensive loss was $12.3 million, which consisted of our net loss and $6,324 change in unrealized gain on marketable securities.
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
Stock Incentive Plan
As of September 30, 2007, options for the purchase of an aggregate of 6,027,495 shares of Common Stock have been granted and are outstanding under the Javelin 2005 Omnibus Stock Incentive Plan (the “2005 Plan”). On June 26, 2007, shareholders voted to increase the number of shares available under the 2005 Plan from 7,500,000 shares of Common Stock to 9,000,000 shares of Common Stock. As a result, the number of options remaining to be granted under the 2005 Plan totals 2,613,839. In addition, as of September 30, 2007, we had outstanding 1,106,444 options which were granted outside of the 2005 Plan. All outstanding options are similar in nature.
In the three months ended September 30, 2007, we granted a total of 155,000 stock options with exercise prices ranging from $4.26 to $5.88 per share, with a weighted average exercise price of $5.37, which primarily vest over three years. In the nine months ended

September 30, 2007, we granted a total of 1,266,352 stock options with exercise prices ranging from $4.26 to $7.09 per share, with a weighted average exercise price of $5.35, which primarily vest over three years. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the three and nine months ended September 30, 2007 was $3.60 and $3.59, respectively, based upon the quoted market closing price on the date of the grant using the Black-Scholes method. During the three and nine month periods ended September 30, 2007, there were 209,667 and 254,667 unvested options, respectively, forfeited due to terminations of employment.
At September 30, 2007, the aggregate intrinsic values of the options outstanding and exercisable were approximately $9.9 million and $8.4 million, respectively. The weighted average remaining contractual lives of the options outstanding and exercisable were approximately 7.2 years and 6.3 years, respectively. We have not capitalized any compensation cost or recorded significant stock based compensation charges related to the modification of any stock option grants for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, stock based compensation included charges of $343,085 related to the modification of stock option grants to two former employees. There were 25,000 and 358,667 stock options exercised in the 2005 plan during the three and nine months ended September 30, 2007, for which we received proceeds of $49,000 and $746,945, respectively. No options were exercised during the nine months ended September 30, 2006 and no cash was used to settle equity instruments granted under the Plans.
We recorded share-based compensation for the three and nine months ended September 30, 2007 and 2006 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Research and development	$308,808	$207,158	$883,084	$732,245
Selling, general and administrative	604,575	463,980	1,819,248	1,280,041

Total impact on results of operations	913,383	671,138	2,702,332	2,012,286

Per share impact on results of operations	$0.02	$0.02	$0.06	$0.05

The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Expected volatility		80%		80%		80%		80%
Expected life	5.0	years	5.0	years	5.0	years	5.0	years
Dividend yield		0%		0%		0%		0%
Risk free interest rate		4.4%		5.0%		4.6%		4.9%
Weighted average per share grant date fair value		$3.60		$2.24		$3.59		$2.52
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
The following table summarizes non-plan stock option information as of September 30, 2007:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Vested	Price

$3.87	1,106,444	3.06	$3.87	1,106,444	$3.87

In September 2007, there were 77,614 non-plan stock options exercised for which we received gross proceeds of $300,366. There were no other transactions involving non-plan stock options during the three and nine months ended September 30, 2007.
Transactions involving options granted under the 2005 Plan during the nine months ended September 30, 2007 are summarized as follows:

	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	Exercisable	Exercise Price

Balance outstanding, January 1, 2007	5,374,477	$2.88	2,915,632	$2.54
Granted during the period	1,266,352	$5.37	—	—
Exercised during the period	(358,667)	$2.08	—	—
Forfeited during the period	(254,667)	$4.45	—	—
Expired during the period	—	—	—	—

Balance outstanding, September 30, 2007	6,027,495	$3.38	3,696,184	$2.74

As of September 30, 2007, the total compensation cost related to unvested option awards not yet recognized amounted to $5.5 million which will be recognized over a weighted average number of 2.0 years.
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
The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Net loss, basic and diluted	($8,220,899)	($5,696,866)	($21,357,856)	($12,252,379)
Denominator:
Weighted average common shares	48,423,815	40,179,868	44,384,795	40,178,587

Net loss per share, basic and diluted	($0.17)	($0.14)	($0.48)	($0.30)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		Weighted		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price	Number	Price

Options	7,556,449	$3.47	6,525,077	$3.06	7,706,304	$3.39	5,917,179	$3.00
Warrants	2,460,305	$2.65	2,830,376	$2.62	2,600,376	$2.64	2,829,095	$2.62

Total	10,016,754		9,355,453		10,306,680		8,746,274

7. Commitments and Contingencies
     a. Operating Leases
     We recognize rental expense for leases on the straight-line basis over the life of the lease.
     On May 1, 2005, we entered into a lease for office space in Cambridge, Massachusetts, which lease was amended effective June 1, 2006. Prior to the amendment, minimum rent for the lease was payable in equal monthly installments of $6,810 over the lease term. As a result of the amendment, we assumed additional office space in our Cambridge facility, the lease term was extended to May 31, 2012, and the minimum monthly rent for the lease was increased to $15,450 for the first twelve months, with rent escalations every twelve months thereafter. In August 2007, we further amended the lease for our Cambridge facility. As a result of the amendment, we assumed additional office space effective September 1, 2007, and will assume more space effective January 1, 2008. Minimum monthly rent for the additional space occupied in September is $31,493 through August 31, 2008, with rent escalations every twelve months thereafter. Minimum rent for the space to be occupied in January 2008 is $4,462 through August 31, 2008, with rent escalations every twelve months thereafter. The lease term for all our office space in Cambridge is through May 31, 2012 At September 30, 2007, our security deposit related to the lease was $133,570.
     In August 2006, we entered into a new lease for office space in Lake Success, New York with a three-year extendable term, which commenced on October 1, 2006. Minimum rent for the lease is initially $57,477 per annum, with an annual 3.5% rent escalation. In addition, upon execution of the lease, we paid a security deposit of $9,580.
     We also lease small office spaces in the United Kingdom and Germany, each of which has terms of one year or less. At September 30, 2007, our security deposit related to the leases totaled approximately $11,300.
     For the three months ended September 30, 2007 and 2006, we recognized rent expense of $127,033 and $102,134, respectively. For the nine months ended September 30, 2007 and 2006, we recognized rent expense of $303,214 and $222,117, respectively. A deferred lease liability of $171,948, and $57,869 at September 30, 2007 and 2006, respectively, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.
     b. Legal Proceedings
     From time to time, we are involved in disputes or legal proceedings arising in the ordinary course of business. However, we do not believe that any such current disputes or pending proceedings will have a material adverse effect on our financial position, results of operations or cash flows.
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

8. Related Party Transactions
In April 2007, we entered into an agreement with a director of Javelin to provide advisory services at the request of senior management. The arrangement provides that in no event will compensation to the director exceed $60,000 in 2007. Through September 30, 2007, we have incurred approximately $4,000 for advisory services under the agreement.
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
10. Subsequent Event
On October 31, 2007, we received marketing authorization approval in the United Kingdom for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial introduction of the product will occur upon finalization of a National Health Service (NHS) list price and inclusion in local hospital formularies.

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations
This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 included in the 2006 Form 10-K and the condensed consolidated unaudited financial statements as of September 30, 2007. Operating results are not necessarily indicative of results that may occur in future periods.
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
Overview
We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the pain management market. Our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments. We have three late stage product candidates in clinical development: Dyloject™ (diclofenac sodium injectable), PMI-150 (intranasal ketamine) and Rylomine™ (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the United Kingdom for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial introduction of the product will occur upon finalization of a National Health Service (NHS) list price and inclusion in local hospital formularies.
We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $100.8 million through September 30, 2007, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses. Research and development activities include salaries, benefits and stock based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, and clinical and commercial scale manufacturing. Selling, general and administrative related costs include salaries, benefits and stock based compensation for employees, temporary and consulting expenses, and costs associated with our pre-launch selling and marketing activities in the United Kingdom. On September 7, 2005, we completed a merger with Intrac, Inc. (“Intrac”), a Nevada corporation, for the purpose of migrating the Intrac corporate entity to Delaware, at which time Javelin Pharmaceuticals, Inc. (“Javelin”) continued the business conducted by Intrac. Javelin was incorporated in July 2005 in the State of Delaware by Intrac.
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
Since our inception, we have incurred approximately $70.6 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, PMI-150 and Rylomine™. Total research and development costs incurred to date for each of these products were approximately $16.8 million, $15.5 million and $18.1 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.
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
Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. It is anticipated that we will generate revenues from product sales in 2008 in the United Kingdom and potentially Germany. The extent of the anticipated product sales is dependent upon many factors, including market acceptance of our product. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through September 30, 2008, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.
Results of Operations
Three and Nine Months Ended September 30, 2007 and 2006
Revenues. With the exception of revenues derived from government grants and contracts, we have generated no operating revenues since our inception and do not expect significant operating revenues for the foreseeable future. In October 2000, we received a grant of $1.2 million from the U.S. Department of Defense (the “DOD”). In May 2003, the DOD extended funding of the development of PMI-150 by awarding us a $4.3 million contract. The DOD reimbursed us for certain research and development costs related to the PMI-150 development program, which can fluctuate from period to period.

For the three and nine months ended September 30, 2006, the DOD contract was the sole source of contract and grant revenue. The DOD contract was billed monthly as costs are incurred. As of December 31, 2006, we had no additional funds available for reimbursement from the DOD grant. Additionally, we do not expect to generate significant revenue from sales of product in 2007.
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
Research and development expenses increased from approximately $3.7 million for the three months ended September 30, 2006 to $5.4 million for the three months ended September 30, 2007. Research and development expenses increased from approximately $8.0 million for the nine months ended September 30, 2006 to approximately $13.4 million for the nine months ended September 30, 2007. The increase in research and development expenses for both the three and nine months ended September 30, 2007 over the comparable periods of 2006 resulted primarily from increased clinical trial expenses and increased headcount and personnel costs associated with the advancement of each of our three product candidate development programs.
For the three and nine months ended September 30, 2007, research and development salaries, temporary labor, and benefits increased by approximately $0.5 million and $1.2 million, respectively, as compared to the same periods of the prior year. The increase was due primarily to the addition of full time personnel and increased stock based compensation expenses and benefits compared to the same period of 2006. Expenses associated with clinical trials, including lab fees, increased by approximately $0.4 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006. The increase in these expenses for the three and nine months ended September 30, 2007 relates primarily to increased activity in our Phase III clinical study for Dyloject in the U.S. throughout 2007, wind-down costs for our first Phase III Rylomine study in the U.S., and activity for our multiple pharmacokinetic studies for each of our products all of which began in 2007. This compares to fewer clinical trials during the three and nine months ended September 30, 2006, which primarily consisted of our Phase III Rylomine study and costs for the first Phase III Dyloject study. For the three and nine months ended September 30, 2007, expenses associated with manufacturing and process development increased by approximately $0.8 million and $1.1 million, respectively, compared to the same periods of the prior year, in preparation for additional pharmacokinetic studies for PMI-150, Dyloject and Rylomine in 2007, as well as manufacturing related costs as we anticipate commercialization of Dyloject. Furthermore, as a result of the amendment of our license agreement with Shimoda Biotech, Ltd. in May 2006, we incurred and made a milestone payment of $300,000, which is included in research and development expenses for the nine months ended September 30, 2006.
We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates continue on or enter into the pivotal Phase III clinical program and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock based compensation and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include sales and marketing costs in preparation of the anticipated launch of Dyloject in the UK, facility costs and professional fees for legal and accounting services.
Selling, general and administrative expenses increased from approximately $2.5 million for the three months ended September 30, 2006 to $3.5 million for the three months ended September 30, 2007. Selling, general and administrative expenses increased from approximately $6.5 million for the nine months ended September 30, 2006 to $9.3 million for the nine months ended September 30, 2007. The increase in selling, general and administrative expenses for both the three and nine months ended September 30, 2007 over the comparable periods of 2006 resulted primarily from increased headcount and personnel costs as we expand and improve our administrative infrastructure and as a result of increased promotional and marketing costs associated with the anticipated launch of Dyloject in the UK.
For the three and nine months ended September 30, 2007, salary, stock based compensation and benefits expense increased by approximately $0.6 million and $1.8 million, respectively, over the same periods of 2006. The increase was due primarily to the addition of full time personnel and increased stock based compensation expenses and benefits compared to the same period of 2006. For the three and nine months ended September 30, 2007, sales and marketing costs increased by approximately $0.3 million and $0.9 million, respectively, compared to 2006, due to increased headcount, promotional, market research, and market education costs as we anticipate the commercial launch of Dyloject in the UK, as well as costs related to hiring a contract sales force in preparation for the launch of Dyloject in the UK.
We expect selling, general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs, and the increase in costs associated with potential future commercialization of our products, and as we continue to expand and improve our administrative infrastructure.
Interest Income. Interest income consists of interest earned on our cash, cash equivalents and short term marketable securities available for sale. Interest income increased from approximately $0.3 million for the three months ended September 30, 2006 to approximately $0.7 million for the three months ended September 30, 2007. Interest income increased from approximately $1.0 million for the nine months ended September 30, 2006 to approximately $1.3 million for the nine months ended September 30, 2007. The increase for both periods were due to higher average invested balances of cash, cash equivalents and short term investments in 2007 as a result of the financing in May 2007.
Other Income. In February 2006, we settled litigation with West Pharmaceutical Services, Inc. (“West”) regarding West’s assignment of certain license agreements to Archimedes Pharma Limited (“Archimedes”) as part of the sale of West’s Drug Delivery business to Archimedes. Under the terms of the settlement, on March 1, 2006 West paid us approximately $600,000 to resolve all claims, and the parties exchanged mutual releases. The amount received from West in 2006 is included in other income for the nine months ended September 30, 2006.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the public sale and private placement of our equity securities, debt financings and grant revenue primarily from the DOD. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of September 30, 2007, we had cash, cash equivalents and short term investments of approximately $47.5 million, compared to $20.7 million as of December 31, 2006.
On February 6, 2007 we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on February 12, 2007, pursuant to which we sold in May 2007 an aggregate of 7,549,300 shares of common stock, which consisted of 7,100,000 shares in an underwritten public offering at a price to the public of $6.00 per share, and 449,300 shares purchased by our underwriters at a price of $6.00 per share. Net proceeds from the sale of the common stock under the offering were approximately $41.8 million, net of approximately $2.9 million for underwriting fees and $0.6 million of additional offering expenses. We anticipate using the net proceeds from the sale of the common stock offered to fund clinical research and development programs, the commercialization and manufacturing of our product candidates, and for other general corporate purposes. As of the date of this filing, the amount remaining available under this shelf registration statement was approximately $4.7 million.
Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through September 30, 2008, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. We may raise additional funds through the private and/or public sale of our equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.
As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $104.4 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of September 30, 2007, we have paid an aggregate of $5.6 million and $2.2 million in cash since inception to West Pharmaceutical Services, Inc. and Shimoda Biotech (Proprietary) Ltd., respectively, pursuant to license agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.
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
Cash used in operating activities
From inception through September 30, 2007, net cash used in operating activities was approximately $65.5 million. Net cash used in operating activities increased to approximately $16.5 million for the nine months ended September 30, 2007 from approximately $8.7 million for the nine months ended September 30, 2006.
Net cash used in operating activities for the nine months ended September 30, 2007 consists primarily of our net loss of $21.4 million. The increase in net cash used in operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in the first nine months of 2007. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, advancing our research and development clinical trials for each of our product candidates, and increased pre-launch planning and development costs as we approach potential commercialization of Dyloject. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses of approximately $2.7 million, compared to $2.0 million in 2006. Also in the first nine months of 2007, our outstanding payables increased by approximately $2.2 million, our prepaid expenses, other current assets and other assets increased $0.3 million, deferred lease liability increased $0.1 million and our outstanding receivable from the DOD decreased by approximately $0.1 million.
Cash used in investing activities
From inception through September 30, 2007, net cash used in investing activities was approximately $20.5 million, primarily related to the net purchases of short term marketable securities available for sale. For the nine months ended September 30, 2007, gross purchases were approximately $43.8 million, while gross proceeds from sales and maturities were approximately $35.3 million. From inception to September 30, 2007, capital expenditures have not been material resulting from our use of contract manufacturing facilities. We expect that cash used for investing activities in 2007 will fluctuate based on future financing and the need to utilize our current investments for operations or capital improvements.

Cash provided by financing activities
From inception through September 30, 2007, net cash provided by financing activities was approximately $113.5 million. As discussed above, in May 2007 we raised approximately $45.3 million form the public offering of our common stock. Net proceeds from the sale were approximately $41.8 million, as we incurred approximately $3.5 million of costs for underwriting, legal, accounting and other costs related to the offering. Additionally, for the nine months ended September 30, 2007, net cash from financing activities included proceeds of approximately $0.5 million and $1.0 million from the exercise of warrants and stock options, respectively, during the period. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, and the future volume of warrants and stock options exercised.
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
The following table summarizes our commitments as of September 30, 2007:

	Payments due by period
					Beyond
	Total	< 1 year	1-3 years	3-5 years	5 years

Operating leases	$3,609,875	$701,910	$1,577,324	$1,330,641	$—
License Agreement	10,800,000	2,000,000	8,800,000	—	—
Manufacturing Supply Agreements	24,184,356	7,894,356	4,950,000	11,340,000	—

	$38,594,231	$10,596,266	$15,327,324	$12,670,641	$—

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

Critical Accounting Estimates
Research and Development Costs. Since our inception, we have incurred approximately $70.6 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, PMI-150 and Rylomine™. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
Stock Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. We selected the modified prospective adoption method as prescribed in SFAS 123(R) and therefore, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006. As a result of the adoption of SFAS 123(R), we recorded share-based compensation for the three and nine months ended September 30, 2007 and 2006. The fair value of the stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses certain weighted-average assumptions.
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
Income Taxes
As of September 30, 2007, we had approximately $64.1 million of net operating loss carryforwards available to offset future taxable income. These carryforwards will expire between 2020 and 2026. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements. In connection with preparing our 2006 tax return, we adjusted the carrying values of our deferred tax assets, with a corresponding adjustment to the valuation allowance. These adjustments had no effect on our results of operations or our financial position.
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

Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. As of September 30, 2007 we had no amounts accrued for interest or penalties.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in disputes and proceedings arising in the ordinary course of business. As of September 30, 2007, we were not a party to, nor is any of our property the subject of, any pending material legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Finders’ Units and Finders’ Warrants. During the three-month period ended September 30, 2007, we issued 69,495 shares of our common stock to certain holders of options to purchase Finders’ Units (the “Finders’ Units”), which Finders’ Units are comprised of shares of our common stock and common stock purchase warrants (the “Finders’ Warrants”), upon the cashless exercise of such options. We also issued an additional 1,757 shares of our common stock upon the cashless exercise of certain Finders’ Warrants. The Finders’ Units had an exercise price of $3.87 per Finders’ Unit, and the Finders’ Warrants had an exercise price of $4.25 per share. The Finders’ Units were originally issued pursuant to Section 4(2) of the Securities Act to the placement agents utilized in our September 2000 private placement of preferred stock. We have registered under the Securities Act the resale of 55,469 of the 69,495 shares of common stock issuable upon exercise of the Finders’ Units and 1,165 of the 1,757 shares of common stock issuable upon exercise of the Finders’ Warrants. The issuance, terms and conditions of the Finders’ Units have been previously disclosed in our periodic reports. We did not receive any proceeds from the exercise of the Finders’ Units and the Finders’ Warrants.
     Warrants. During the three-month period ended September 30, 2007, we issued 668 shares of our common stock to a certain holder of common stock purchase warrants (the “Warrants”) upon the exercise of such Warrants. The Warrants, which were exercisable at $2.49 per share, were originally issued in a private offering pursuant to Section 4(2) of the Securities Act in consideration of a termination fee. We have not registered for resale under the Securities Act the shares of common stock issuable upon exercise of the Warrants. We received an aggregate of $1,664 from the exercise of the Warrants.
Item 5. Other Information
On October 2, 2007, we entered into an employment agreement, effective as of July 7, 2007, which renewed the appointment Daniel B. Carr, M.D. as our Chief Executive Officer. The employment agreement is for a term of three years, and automatically renews for successive one-year periods after July 7, 2010, unless it is earlier terminated or either party elects not to renew the agreement by giving six months’ notice prior to July 7 thereafter. Pursuant to the terms of his employment agreement, Dr. Carr shall receive an annual base salary of $450,000, plus certain incentive bonus compensation at the discretion of the Board of Directors, if certain performance targets are met, of up to $450,000. In addition, if certain performance targets are met, Dr. Carr will be granted options to purchase shares of our common stock on an annual basis, the amount and terms of which will be determined by the Board of Directors based on then-current option award guidelines, vesting in three equal installments commencing upon the first anniversary of the date of any such grant.
Item 6. Exhibits
     The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAVELIN PHARMACEUTICALS, INC.

Date: November 2, 2007	By:	/s/ Daniel B. Carr, M.D.
Name: Daniel B. Carr, M.D.
Title: Chief Executive Officer and Chief Medical Officer

Date: November 2, 2007	By:	/s/ Stephen J. Tulipano
Name: Stephen J. Tulipano
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Employment Agreement, dated as of July 7, 2007, between Javelin Pharmaceuticals, Inc. and Daniel B. Carr, M.D.

31.1	Certification of Chief Executive Officer and Chief Medical Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Medical Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.