Form 10-K
period 2007-12-31
JAVELIN PHARMACEUTICALS, INC
filed 2008-03-14
CIK 50710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-32949
JAVELIN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0471759

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
125 CambridgePark Drive, Cambridge, MA 02140

(Address of principal executive offices) (Zip Code)
(617) 349-4500

(Registrant’s telephone number, including area code)
Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	The American Stock Exchange LLC
Securities Registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act (check one): Yes ☐ No ☑
Based on the closing price of $6.19 per share on June 29, 2007, the aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2007 was approximately $200,617,541.
The number of shares of the registrant’s common stock outstanding as of March 1, 2008: 49,035,967 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for the registrant’s fiscal year ended December 31, 2007 to be issued in conjunction with the registrant’s annual meeting of stockholders expected to be held on June 24, 2008 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2007.

PART I.
ITEM 1. BUSINESS.
Background
     Javelin Pharmaceuticals, Inc. is engaged in the research, development and commercialization of products for the pain management market. Unless the context otherwise requires, all references in this report to “Javelin”, “Company”, “we”, “us” or “our” include Javelin Pharmaceuticals, Inc. and any subsidiaries or other entities controlled by us.
     Javelin was incorporated in July 2005 in the State of Delaware by Intrac, Inc., a Nevada corporation (“Intrac”), for the purpose of migrating the Intrac corporate entity to Delaware. The migratory merger became effective in September 2005. In December 2004, Innovative Drug Delivery Systems, Inc. (“IDDS”), then a private operating corporation, merged with Intrac, then a public reporting “shell” company, for the purpose of conducting the IDDS operations in a public entity. Intrac had been formed in September 2000 and had no active business operations between 2001 and December 2004. Following the Intrac-IDDS merger, the IDDS operations became the business of Intrac, and certain of the executive officers and directors of IDDS became our executive officers and directors. As a result of the migratory merger, IDDS became a wholly-owned subsidiary of Javelin. In July 2006, our common stock was listed on the American Stock Exchange . The shares of common stock described in this report give effect to the Intrac-IDDS merger and the migratory merger.
Overview
     We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the pain management market. We are developing and have begun to market simple and user-friendly products, involving new modes and routes of delivery for drugs optimized for relieving moderate-to-severe pain. In doing so, we intend to offer novel proprietary products that in some cases can be administered in a less invasive, more convenient manner and generally should offer either improved safety or efficacy, or both, as compared to currently marketed formulations. In addition, the product choices currently available for the treatment of moderate-to-severe pain are limited in the doses that may be given due to side effects, including cardiovascular depression, tolerance and addiction, respiratory depression, constipation, sedation and general diminution of quality of life. Our product candidates are focused on treating a variety of pain disorders ranging from acute and episodic moderate-to-severe pain associated with breakthrough cancer pain, post-operative pain, post-trauma pain such as orthopedic injury pain, procedural pain and burn pain. We believe that our products, assuming regulatory approvals, will offer patients and the medical community significant benefits and alternatives to the prescription pain medications available to pain sufferers today.
     Our plan of clinical operations for the next 12 months involves conducting the necessary research and development to further advance of our product, Dyloject™ (injectable diclofenac) and our two product candidates, PMI-150 (intranasal ketamine) and Rylomine™ (intranasal morphine), along the drug development and regulatory approval process. The existing formulations of these parent drugs, including oral diclofenac, injectable ketamine, and oral and injectable morphine, are well-known prescription medications with well-documented profiles of safety, efficacy and cost-effectiveness.
     Our development program is designed to support global product registration, although special emphasis is placed upon U.S. and European filings for drug approval and product registration. In October 2007, Dyloject was approved for marketing in the U.K., and we received pricing for this approved product in November 2007. The product is beginning to enter formularies in the U.K., and we have initiated filings for marketing approval in certain other European countries via the Mutual Recognition Process. Currently, Rylomine, Dyloject and PMI-150 have completed the Phase 2 product development stage based upon the U.S. regulatory classification. Rylomine and Dyloject have successfully completed Phase 3 trials in 2007, and in each case await results from a single Phase 3 efficacy trial necessary before filing a New Drug Application (“NDA”). Similarly, we presently anticipate that only one multi-dose Phase 3 efficacy trial will be needed prior to submission of the NDA for PMI-150. Over the coming year, development activity will focus on fulfilling the manufacturing requirements and generating the necessary preclinical and clinical data to support the submission packages outlined at our End-of-Phase 2 meetings at the U.S.

Food and Drug Administration (“FDA”) for Rylomine and Dyloject in the first half of 2006, our pre-Phase 3 FDA meeting for PMI-150 in January 2007, and our pre-NDA FDA meeting for PMI-150 in November 2007.
     All three of our product candidates are in late stage development as shown below:

Product candidate	Indication	Development stage
Dyloject	Post-operative pain	Phase 3 (U.S.)
(injectable diclofenac)	Post-operative pain, anti-inflammatory	MHRA Pricing Approval Received (U.K.)
Mutual Recognition Process (other European Union countries)

PMI-150	Acute pain	Phase 3 (U.S.)
(intranasal ketamine)

Rylomine	Acute moderate-to-severe pain	Phase 3 (U.S.)
(intranasal morphine)
Dyloject (diclofenac sodium injectable)
     Dyloject is an injectable formulation of diclofenac. Diclofenac is a prescription nonsteroidal anti-inflammatory drug (“NSAID”) that is widely prescribed to treat post-operative pain due to its combination of effectiveness and tolerability. There still exists an underserved medical need for a safe and effective injectable NSAID in the hospital setting. For example, ketorolac tromethamine is an injectable NSAID that had significant sales prior to the FDA’s imposing a black box warning limiting the combined duration of intravenous plus oral use to five days because of the risk of serious adverse events. Similar adverse events, including mortality, led to it being taken off the market in France and Germany. Oral diclofenac (marketed as Voltaren®) can be used safely in excess of five days and has a safety profile that is considered superior to oral ketorolac. Diclofenac is currently approved for use in the U.S. in a variety of oral formulations as well as a topical and ophthalmic formulation. An injectable formulation of diclofenac (Voltarol®) is commercially available in Europe, but has significant drawbacks, including the need to buffer and dilute it at the pharmacy and a lengthy infusion period (over thirty minutes). The development of injectable formulations of diclofenac has been limited by its poor solubility. We believe that the proprietary formulation of injectable diclofenac that we are developing has the potential to overcome these issues and to provide an effective and safe treatment of moderate-to-severe acute pain.
     In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase 2/3 study for Dyloject. In September 2005, at the European Society of Regional Anaesthesia and Pain Therapy annual meeting, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled Phase 2/3 pivotal clinical trial comparing the safety, efficacy and therapeutic equivalency of Dyloject to Voltarol®. The Marketing Authorization Application (“MAA”) submission for approval to sell Dyloject in Europe was filed in September 2005, and was accepted for review in October 2005. In October 2007, we announced that we received marketing authorization approval in the United Kingdom for Dyloject. In November 2007, we received pricing approval for Dyloject from the U.K. Department of Health Pharmaceutical Price Regulation Scheme, as well as notification of our first U.K. hospital formulary approval. As of February 1, 2008, Dyloject has generated orders from 26 different U.K. hospitals, with 10 reordering product. Now that we have entered the commercial phase of Dyloject in the U.K., we anticipate announcing attendant revenues with respect to the first quarter of 2008. We continue to take the necessary steps to facilitate mutual recognition of Dyloject in, and a subsequent product launch, including distribution, marketing and sales activities, in Germany and certain other European countries. We intend to file additional marketing applications through the mutual recognition process in a number of European Union (“EU”) member countries during the second half of 2008. There can be no assurance as to whether or when such applications in the remaining European countries will be approved. The U.S. development program for Dyloject has required additional studies beyond those sufficient for European MAA because no injectable diclofenac product has yet been marketed in the U.S.
     In January 2006, we announced that we had met our primary endpoint of a linear dose response for pain relief over six hours in a Phase 2b U.S. study of Dyloject. The preliminary results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Dyloject to intravenous ketorolac demonstrated that patients with moderate-to-severe pain after oral surgery who received Dyloject or intravenous ketorolac experienced statistically significant pain relief over six hours compared to patients who received a placebo. In addition, approximately five minutes after intravenous injection, Dyloject demonstrated superior onset of pain relief compared to ketorolac as measured by statistically significant reductions in pain intensity and pain relief using both the VAS and categorical scales. In September 2006, we announced at “Europe Against Pain,” the annual meeting of EFIC (the European Federation of Chapters of the International Association for the Study of Pain) that the minimally effective dose of Dyloject in this study was 3.75mg, which is an unexpectedly low dose and novel finding. To achieve analgesia with lower doses of injectable diclofenac than was previously understood to be necessary offers the potential to reduce dose-related adverse affects with substantially equivalent analgesia. Moreover, although this study was designed to measure analgesic outcomes rather than differentiation of side effects between treatment groups, we did observe half the incidence of surgical site bleeding in patients given Dyloject compared to those given ketorolac. In May 2006, we commenced enrolling patients in a larger post-operative pain study in fulfillment of completing two Phase 3 studies for Dyloject necessary for filing the U.S. New Drug Application (“NDA”). In December 2007, we announced successful top-line results from the first of these two Phase 3 studies, and also announced that patient enrollment in the second of these two studies had commenced. We anticipate completion of patient enrollment in this second Phase 3 study by mid-2008 and submission of the NDA for Dyloject in the first half of 2009. Most recently, we announced in January 2008 that our Phase 1 study of the effects upon platelet function of administering Dyloject at therapeutically relevant doses showed minimal, albeit detectable, effects. The effects of Dyloject as well as oral immediate release diclofenac, at their maximum, only reached the upper range of normal in contrast to the effects of ketorolac or aspirin. Both of the latter drugs produced dramatic, highly significant interference with platelet aggregation. These results addressed the potential that NSAIDs have upon surgical site bleeding and confirmed earlier literature showing the superiority of diclofenac over ketorolac with respect to this important safety consideration.
PMI-150 (intranasal ketamine)
     PMI-150, a proprietary nasal formulation of ketamine, is currently under development by us for treatment of acute moderate-to-severe pain, including breakthrough pain. Breakthrough pain is acute pain that overcomes or breaks through a patient’s generally prescribed regimen of pain medicine. As reported in recent medical literature, the use of ketamine as an analgesic, while not yet approved by the FDA, is gaining clinician acceptance as a result of its effectiveness and minimal impact on cardiovascular and respiratory functions. Ketamine, a non-opiate, is an N-methyl-D-aspartate (“NMDA”) receptor antagonist that has been in clinical use for over 30 years as a general anesthetic. Since its approval by the FDA, ketamine has been safely used as an anesthetic in tens of thousands of patients. NMDA receptors are located in the central nervous system and play a role in the perception of acute and chronic pain as well as in the development of analgesic tolerance to opioids. Ketamine blocks NMDA receptors and therefore is a logical drug candidate for use as an analgesic for syndromes associated with acute pain, as well as breakthrough pain. Ketamine, at lower doses than those approved for use as an anesthetic, has been reported in the medical literature to be an effective analgesic in settings such as post-operatively, during medical procedures, and for neuropathic pain.
     PMI-150 is in development in the U.S. for the treatment of acute moderate-to-severe pain and breakthrough pain. We believe that PMI-150 is optimized for use as a pain medication and potentially offers a safe, non-opioid alternative for the treatment of moderate-to-severe pain.
     In 2005, we completed the PMI-150 formulation and device bioequivalency programs and initiated additional Phase 2 studies. We met with the FDA in January 2007 to finalize the development plan for this product candidate. At this meeting, the FDA indicated that no additional clinical efficacy trials and only pharmacokinetic trials would be needed prior to filing an initial NDA. However, at our pre-NDA meeting in November 2007, the review division of the FDA requested that we conduct one additional efficacy study prior to filing. We are currently planning a post-operative, multi-dose, acute pain study in same-day orthopedic surgery that we expect to commence by mid-2008. With respect to the potential application for this product for breakthrough cancer pain, in 2007 we began patient enrollment in a multi-site trial. Also in 2007, we published in the international, peer-reviewed journal Acute Pain results of our Phase 2 randomized, double-blind , placebo-controlled trial showing statistically significant superiority of intranasal ketamine over placebo in a standard acute pain model (molar extraction). We are also continuing to perform internal deliberations regarding the development of our PMI-150 product candidate in Europe.

Rylomine (intranasal morphine)
     Rylomine is in development in the U.S. and Europe for the treatment of acute moderate-to-severe pain and breakthrough pain. Morphine, the active pharmaceutical ingredient in Rylomine , is the analgesic standard to which all other opioids are usually compared, and has potent effects upon the mu-opioid receptor that is found in many nerve cells with pain pathways. When morphine binds to this receptor, it interferes with the transmission of pain signals from nerve endings and across nerve pathways to the spinal cord and brain. The power of morphine to reduce the level of physical distress places it among the most important naturally occurring compounds. Morphine is a strong analgesic used for the relief of moderate-to-severe acute and chronic pain, pre-operative sedation, and as a supplement to anesthesia. It is the drug of choice for treating moderate-to-severe pain associated with, in part, surgical operations, myocardial infarction and cancer. In addition, we have licensed a proprietary drug delivery technology, the ChiSys Delivery Platform, that allows us to nasally deliver and to achieve therapeutic blood levels of morphine in a predictable fashion that was previously unattainable when administered through the nasal route.
     In October 2005, we announced that we had met our primary endpoint of a linear dose response for pain relief over four hours in a Phase 2b study of Rylomine. In February 2006, at the American Academy of Pain Medicine annual meeting, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Rylomine to intravenous morphine. This study demonstrated that patients with moderate-to-severe pain after orthopedic surgery who received Rylomine or intravenous morphine experienced statistically significant pain relief over four hours compared to patients who received a placebo. In April 2006, we announced that we held our End-of-Phase 2 meeting with the FDA and in May 2006, we initiated the U.S. Rylomine Phase 3 clinical program. In June 2007, we announced successful top-line clinical results of the first of two Rylomine Phase 3 clinical trials in which two dose regimens of Rylomine, intravenous morphine, or placebo were given to patients with acute pain after orthopedic surgery. Pain scores, time to request rescue analgesic medication and the doses required and other outcome measures were assessed and showed that Rylomine offered the same analgesic benefits as IV morphine and that both IV and intranasal morphine provided significantly superior analgesia than placebo. Because bone pain is often considered more resistant to morphine than is soft-tissue pain (e.g., post-abdominal surgery), we believe that these successful results in the more potentially challenging of our two Phase 3 pivotal trials are significant. We are also focused on seeking regulatory and scientific advice from French regulatory experts and the European Medicines Agency (“EMEA”). The results of the clinical trials along with feedback from the regulatory agencies will determine the timing, extent and cost of the European Rylomine development program and product filings.
     The proprietary technology used to develop all three of our product candidates is protected by patent applications filed and/or issued patents both in the United States and in other countries. During 2007, we received broad patent coverage for Dyloject in Europe, extending patent protection there by approximately ten years, into 2024. Additionally, we have received a U.S. Patent covering our PMI-150 formulation and a Canadian Patent covering devices for treating pain using PMI-150. The U.S. Patent extends our patent protection into 2023 and the Canadian Patent extends our patent protection into 2015. We have licensed the exclusive rights to develop and commercialize the proprietary formulations of these product candidates. Since inception, we have been awarded over $5.8 million in competitive and peer-reviewed government funding, including contracts from the U.S. Department of Defense and grants from the National Institutes of Health/National Cancer Institute. In 2007, we received a Tibbetts Award from the SBIR program of the NIH/NCI that had provided initial funding for our development of intranasal ketamine. We plan to present ongoing results from all three of our clinical programs at the 12th World Congress on Pain in August 2008 in Glasgow, Scotland. This Congress is a triennial event held under the auspices of the International Association for the Study of Pain, the leading international organization in the field.
Pain pharmaceuticals market overview
     The value of the global pharmaceutical market for pain relief was approximately $31 billion in 2007. Two-thirds of the dollar volume of the U.S. prescription pain medication market is for drugs used to treat chronic pain, and one-third is for drugs used for indications associated with acute pain. Our products are designed to fulfill unmet and underserved medical needs for a number of moderate-to-severe pain indications, including breakthrough cancer pain, post-operative pain, breakthrough lower back pain, orthopedic injury pain, and burn pain. Despite advances in medicine and the development of new prescription pain medications, we believe that treatment for these indications remains a critical area of unmet and underserved medical need.
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
     We are developing differentiated pain control products that provide the flexibility and versatility required to adequately address the limitations of existing prescription pain pharmaceuticals. First, all three of our product candidates appear to work faster than the oral formulations of the currently available prescription pain products. These product formulations provide rapid relief of moderate-to-severe pain within minutes according to our clinical results (within five minutes for PMI-150 and within 10 minutes for Rylomine). For Dyloject, in particular, we have found a speed of onset of pain relief (within five minutes) that has not been achieved by currently marketed injectable anti-imflammatopry drugs.
     Second, our PMI-150 and Rylomine product candidates address patient and provider preferences for self-medication and serve as a less invasive route of administration. Both product candidates have IV-like pharmacokinetics without the invasive nature of intravenous administration or the need for costly and cumbersome patient controlled analgesia (“PCA”) devices. These product candidates present a significant opportunity for drug therapy both inside the hospital setting and in other medically supervised settings. Their economic benefit is compelling as the nasal route of administration eliminates the need for personnel and equipment necessary to establish an intravenous line. In addition, a non-invasive route of delivery reduces the incidence of needle-stick injuries and the potential for transmission of blood-born viruses. Finally, the ability to self-regulate provides an important benefit of control to the patient and avoids doses that are higher than necessary to achieve safe and effective management of pain without the side effects associated with such higher doses.
     Third, our Dyloject and PMI-150 product candidates provide alternatives to the use of opioids such as morphine for treating moderate-to-severe pain. Opioid administration to trauma patients must be undertaken with great caution, vigilance and repeated titration of very small doses due to their recognized risks of lowering blood pressure and causing respiratory depression. Intravenous ketamine at low, subanesthetic doses has been used off-label to treat trauma pain, as it does not have the same potentially lethal, dose-limiting side effects as an opioid. The typical treatment of breakthrough pain requires a combination of various opioids. When used in combination with opioids, ketamine has been reported to reduce the dependence on opioids, thereby reducing the requirement for narcotics, and enhancing the patient’s overall quality of life.
     DylojectTM has the potential to provide an attractive alternative to opioids for the treatment of post-operative pain. Our most significant U.S. competitor in the injectable NSAID category is ketorolac tromethamine. In January 2006, we announced the results of a Phase 2b U.S. study in which Dyloject demonstrated superior onset of action compared to ketorolac, five minutes after intravenous injection. When first launched, this drug had significant sales prior to the FDA imposing a black box warning limiting the combined duration of intravenous plus oral use of Toradol® to five days because of the risk of serious adverse events. Oral diclofenac can be used safely in excess of five days and has a considerably superior safety profile. Our Dyloject product candidate would be the first injectable version of diclofenac to be marketed in the U.S. We believe that Europe presents a meaningful opportunity for Dyloject as well because injectable Voltarol® (diclofenac sodium) has significant drawbacks, including the need to freshly prepare, buffer and dilute at the pharmacy and infuse to the patient slowly over 30 minutes.

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
Breakthrough cancer pain
     The prevalence of cancer pain is growing due to the progressive aging of the general population and further increases in cancer survival rates as a result of new therapies and treatments. Cancer pain represents the sum of continuous or baseline pain, for which round-the-clock regimens of long-acting analgesics are generally recommended, plus intermittent or breakthrough pain, for which the current standard of care is to administer as-needed, immediate-release oral opiods. Breakthrough cancer pain is characterized by episodes of acute, moderate-to-severe pain that suddenly flare up and overcome a standing, by-the-clock pain management regimen. This type of pain is particularly difficult to treat due to its severity, rapid onset, and the often unpredictable nature of its occurrence. On average, patients suffering from breakthrough cancer pain experience one to five breakthrough episodes per day. Based upon careful estimates of the prevalence of cancer breakthrough pain conducted both within the U.S. and internationally, we estimate that about two-thirds of the approximately 1,250,000 patients in the U.S. suffering from moderate-to-severe cancer pain require treatment for breakthrough pain. We believe, based upon the properties that our product candidates have displayed in our clinical trials to date, that one or more of them might provide a faster-acting and more effective alternative treatment for breakthrough cancer pain.
Post-operative pain
     Post-operative pain is typically attributable to acute, moderate-to-severe pain and is the direct result of a surgical procedure and the resulting inflammation associated with the trauma of surgery. Each year in the U.S., over 20 million surgeries involving moderate-to-severe pain require opioid therapy. Post-operative pain following minor surgical procedures is usually treated with oral or parenteral NSAIDs or a weak oral opioid. More invasive surgical procedures require hospitalization for monitoring and management of post-operative pain. Intravenous patient-controlled analgesia (“PCA”) with opioids is the therapy of choice for treating this latter patient population prior to discharge from the hospital. PCA allows a patient to receive drugs on demand by using an infusion pump that is programmed by the physician to intermittently administer a single dose of a drug, typically morphine or a similar opioid, when the patient pushes a button. The addition of parenteral or oral NSAIDs to this regimen is gaining broader use as NSAIDs have been demonstrated to decrease the requirement for opioids. We believe that one or more of our product candidates might be effective for the management of pain following minor surgical procedures and offer a readily acceptable alternative to intravenous PCA for the management of moderate-to-severe pain and breakthrough pain following major surgical procedures.
Breakthrough back pain
     Lower back pain is the most common medical complaint in developed countries. Thus, the potential patient population is extremely large, and while a host of physiotherapy, nerve block and surgical approaches are available, analgesics are the mainstay of most therapeutic treatment programs. According to the National Institutes of Health, lower back pain is the most common cause of job-related disability and a leading contributor to missed work. The most severe episodes require the use of opioids. We believe that one or more of our product candidates might effectively treat the subset of patients suffering from breakthrough episodes of lower back pain whose cases are severe enough to be activity-limiting.
Orthopedic injury
     Treatment of fractures can involve the realignment of bones, a procedure referred to as reduction. Although fractures and dislocations are generally due to minor injuries, the time leading up to and during reduction of a fracture or the correction of a dislocation is often associated with acute, moderate-to-severe pain. According to the National Center for Health Statistics’ National Hospital Ambulatory Medical Care Survey: 2004 Emergency Department Survey published in 2006, there were approximately 7.5 million emergency department visits due to fractures or strains and sprains in the U.S. in 2004. We believe that emergency departments have an economic incentive to use any therapy that can speed patient discharge from the hospital and avoid expenses associated with administration of intravenous drugs. We also believe that one or more of our product candidates might satisfy the underserved medical need for agents that are fast-acting, safe, and easily titrated to treat moderate-to-severe pain associated with orthopedic injury in the emergency department setting.
Burn pain
     According to the American Burn Association (2007), there are over one million burn injuries each year in the U.S., of which 500,000 present to emergency rooms and 40,000 require hospitalization. Burn pain in the latter group is typically immediate and of moderate-to-severe intensity as a result of injuries sustained after thermal, chemical or electrical trauma to skin and deeper tissue, as well as the removal or reapplication of dressings applied to the initial burn. Burn pain is often more challenging to control than post-operative pain and is currently treated with potent intravenous opioids, oral opioids, and other oral analgesics. Pain associated with burn trauma continues to impair the lives of burn victims long after the initial injury and hospitalization. The published research on pain in this population is much less extensive than for post-operative or cancer pain, and we believe the burn pain patient population to be largely underserved. We believe that one or more of our product candidates might be effective for the management of pain following in-patient burn treatments, as well as for treating various forms of procedural pain, including wound care treatments and dressing reapplications.
Strategy
     Our goal is to become a successful specialty pharmaceutical company by focusing our efforts on developing new prescription pain medications that are simple, user friendly and cost-effective for the potential future treatment of patients with underserved pain management needs. Key elements of our strategy are:
•	Focus on unmet and underserved medical needs in the prescription pain medication market. Despite advances in medicine and the development of new drugs, pain relief remains a critical area of unmet and underserved medical need. Increasingly, patients, advocacy groups and the media are highlighting the shortcomings of pain management. We will continue to focus on developing and commercializing differentiated pain control products that provide the flexibility and versatility required to adequately address the limitations of existing prescription pain drugs.

•	Efficiently select product candidates to minimize risk and maximize opportunity. We will continue to use in-house experience and capabilities in product development, business development, regulatory affairs, risk management and portfolio management to build and maintain an attractive product portfolio and candidate pipeline.

•	Develop new products with reduced clinical and regulatory risk. Following the specialty pharmaceutical business model, we will seek to develop branded pharmaceuticals with novel formulations, routes of administration, methods and modes of delivery and new indications from existing approved drugs with established safety profiles.

•	Develop commercial partnerships in various global markets. We currently retain U.S. and international marketing and distribution rights for our products. We may license distribution rights to our products in certain global markets to reduce our commercialization risks, enhance market uptake for our brands, and generate capital to find our portfolio development efforts.
Products
     We are developing differentiated pain control products that provide the flexibility and versatility required to adequately address the limitations of existing prescription pain pharmaceuticals. Our current pipeline includes three lead product candidates, each of which is protected by different intellectual property and is based on different technology. We selected these product candidates based on our belief that each offered significantly lower clinical, regulatory, and commercial risk profiles as compared to new chemical entities.
Dyloject (diclofenac sodium injectable)
     Background. After operations or trauma, injured tissue becomes inflamed. This inflammation is painful. Common drugs that reduce inflammation fall into two broad classes. First are the steroids (short for corticosteroids, such as cortisone). These are potent anti-inflammatory drugs but their use even for short intervals carries substantial risks such as weakening of the bones or increased risk of infections. Thus, corticosteroids are not routinely used after operations. The second class comprises nonsterodial anti-inflammatory drugs (“NSAIDs”), which include prescription drugs for the treatment of moderate-to-severe pain, as well as the more common and numerous over-the-counter prescription drugs for the treatment of mild-to-moderate pain, such as aspirin. NSAIDs are widely used for all types of pain, but relatively few can treat the moderate-to-severe pain typically experienced following operations. NSAIDs reduce pain and inflammation through several mechanisms, principal among which is their ability to interfere with the enzyme class known as cyclo-oxygenases. This enzyme acts upon certain fatty acids made by the body to generate pain-mediating substances known as prostaglandins. Inhibition of the cyclo-oxygenases by NSAIDS reduces prostaglandin levels decreasing inflammation and thus reducing the pain associated with the inflammatory response. Diclofenac is a prescription NSAID that is widely prescribed to treat post-operative pain due to its combination of effectiveness and tolerability.
     Currently available formulations of the popular drug diclofenac are poorly soluble in water. We have successfully improved the solubility of diclofenac by the addition of a doughnut-shaped molecule that has the technical name hydroxypropyl-beta-cyclodextrin (“HPßCD”). Diclofenac and HPßCD can be formulated to easily dissolve in water. This resultant product is more amenable for injection into a muscle or a vein, where the solubilized material is able to directly enter the bloodstream. HPßCD is one example of a broader family of ring-shaped sugar molecules called cyclodextrins. Cyclodextrins have been used to improve the solubility of many hard-to-dissolve drugs. There are many types of cyclodextrins and most are toxic. Only modified beta-cyclodextrins (such as HPßCD) are regarded as safe for injection. Our HPßCD is used in higher concentrations in the FDA-approved injectable antifungal drug, Sporanox® (itraconazole).
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
     There still exists an underserved medical need for a safe and effective injectable NSAID in the hospital setting. For example, ketorolac tromethamine is an injectable NSAID that had significant sales prior to the FDA’s imposing a black box warning limiting the combined duration of intravenous plus oral use to five days because of the risk of serious adverse events. Oral diclofenac can be used safely in excess of five days and has a safety profile, considered superior to oral ketorolac. Diclofenac is currently approved for use in the U.S. in a variety of oral formulations as well as a topical and ophthalmic formulation. An injectable formulation of diclofenac is commercially available in Europe, but has significant drawbacks, including the need to buffer and dilute it at the pharmacy and a lengthy infusion period (over thirty minutes). The development of injectable formulations of diclofenac has been limited by the drug’s poor solubility. We believe that the proprietary formulation of injectable diclofenac that we are developing has the potential to overcome these issues and to provide an effective and safe treatment of moderate-to-severe acute pain.
     Clinical Results. Dyloject is in development in the U.S. for the treatment of post-operative pain and in Europe for the treatment of acute forms of pain, including renal colic, exacerbations of osteo- and rheumatoid arthritis, acute back pain, acute gout, acute trauma, pain associated with fractures in addition to post-operative pain.
     Initial studies of Dyloject when administered by intravenous or intramuscular injection, have demonstrated its safety along with a safe rapid onset of action. Dyloject has also demonstrated bioequivalence to Voltarol ®. Published results from a Phase 2 269-patient randomized, placebo-controlled, double-blind clinical trial demonstrated that Dyloject provides a rapid drop in post-operative pain intensity. At all dosage levels tested, Dyloject provided statistically significant post-operative pain relief through six hours (p <0.05) and was safe and well-tolerated by patients. The results of this clinical study were published in 2000 in the European Journal of Clinical Pharmacology.
     In October 2003, we completed a randomized, four-way cross-over Phase 1 trial comparing the pharmacokinetics, bioequivalence and safety of Dyloject to Voltarol®. Dyloject was bioequivalent to Voltarol® regardless of intravenous infusion time as defined and required by the MHRA.
     In March 2004, we completed a randomized, four-way cross-over Phase 1 clinical study comparing the pharmacokinetic, bioequivalence and safety of Dyloject to Voltarol® when administered intravenously and intramuscularly. Dyloject was found to be bioequivalent to Voltarol® regardless of the route of administration and was safe and well tolerated.
     In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase 2/3 study for Dyloject. In September 2005, at the European Society of Regional Anaesthesia and Pain Therapy annual meeting, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled Phase 2/3 pivotal clinical trial comparing the safety, efficacy and therapeutic equivalency of Dyloject to Voltarol®. The Marketing Authorization Application (“MAA” ) submission for approval to sell Dyloject in Europe was filed in September 2005, and was accepted for review in October 2005. In October 2007, we announced that we received marketing authorization approval in the U.K. for Dyloject. In November 2007, we received pricing approval for Dyloject from the U.K. Department of Health Pharmaceutical Price Regulation Scheme as well as notification of our first U.K. hospital formulary approval. As of February 1, 2008, Dyloject has been ordered by 26 different U.K. hospitals, with 10 reordering product. Now that we have entered the commercial phase of Dyloject in the U.K., we anticipate announcing attendant revenues with respect to the first quarter of 2008. We continue to take the necessary steps to facilitate mutual recognition of Dyloject in, and a subsequent product launch, including distribution, marketing and sales activities, in Germany and certain other European countries. We intend to file additional marketing applications through the mutual recognition process in a number of European Union (“EU”) member countries during the second half of 2008. There can be no assurance as to whether or when such applications in the remaining European countries will be approved. The U.S. development program for Dyloject has required additional studies beyond those sufficient for European MAA because no injectable diclofenac product has yet been marketed in the U.S.
     In January 2006, we announced that we had met our primary endpoint of a linear dose response for pain relief over six hours in a Phase 2b U.S. study of Dyloject. The preliminary results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Dyloject to intravenous ketorolac demonstrated that patients with moderate-to-severe pain after oral surgery who received Dyloject or intravenous ketorolac experienced statistically significant pain relief over six hours compared to patients who received a placebo. In addition, approximately five minutes after intravenous injection, Dyloject demonstrated superior onset of pain relief compared to ketorolac as measured by statistically significant reductions in pain intensity and pain relief using both the VAS and categorical scales. In September 2006, we announced at “Europe

Against Pain,” the annual meeting of EFIC (the European Federation of Chapters of the International Association for the Study of Pain) that the minimally effective dose of Dyloject in this study was 3.75mg, which is an unexpectedly low dose and a novel finding. To achieve analgesia with lower doses of injectable diclofenac than was previously understood as necessary offers the potential to reduce dose-related adverse affects with substantially equivalent analgesia. Moreover, although this study was designed to measure analgesic outcomes rather than differentiation of side effects between treatment groups, we did observe half the incidence of surgical site bleeding in patients given Dyloject compared to those given ketorolac. In May 2006, we commenced enrolling patients in a larger post-operative pain study in fulfillment of completing two Phase 3 studies for Dyloject necessary for filing the U.S. New Drug Application (“NDA”). In December 2007, we announced successful top-line results from the first of these two Phase 3 studies, and also announced that patient enrollment in the second of these two studies had commenced. We anticipate completion of patient enrollment in this second Phase 3 study by mid-2008 and submission of the NDA for Dyloject in the first half of 2009. Most recently, we announced in January 2008 that our Phase 1 study of the effects upon platelet function of administering Dyloject at therapeutically relevant doses showed minimal, albeit detectable, effects. The effects of Dyloject as well as oral immediate release diclofenac, at their maximum, only reached the upper range of normal in contrast to the effects of ketorolac or aspirin. Both of the latter drugs produced dramatic, highly significant interference with platelet aggregation. These results addressed the potential that NSAIDs have upon surgical site bleeding and confirmed earlier literature showing superiority of diclofenac over ketorolac with respect to this important safety consideration.
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
     As reported in recent medical literature, the use of ketamine in low, subanesthetic doses as an analgesic, while not yet approved by the FDA, is gaining clinician acceptance as a result of its effectiveness and minimal impact on cardiovascular and respiratory functions. Since ketamine is not approved for use as an analgesic, physicians have resorted to using the drug off-label. We believe that an FDA-approved formulation of ketamine for the treatment of moderate-to-severe pain will provide physicians with an accepted and regulated alternative to off-label use. In addition, in 1998, ketamine was scheduled by the U.S. Drug Enforcement Administration (the “DEA”) as a Schedule III controlled substance. We believe this will only improve the prospects of our intended use of ketamine, as the scheduling of ketamine by the DEA provides additional protection with respect to controlling distribution, prescribing patterns and disposal, thereby reducing the potential for misuse.
     Clinical Results. PMI-150 is in development in the U.S. for the treatment of acute moderate-to-severe pain and breakthrough pain. We believe that PMI-150 is optimized for use as a pain medication and potentially offers a safe, non-opioid alternative for the treatment of moderate-to-severe pain.
     Previous randomized, double-blind, placebo-controlled Phase 2 clinical studies have demonstrated statistically significant (p<0.05) relief of moderate-to-severe post-operative and breakthrough pain. PMI-150 was fast-acting, with statistically significant (p<0.05) pain relief occurring as early as four minutes post administration of PMI-150. PMI-150 also appeared to be safe and well-tolerated by patients. These results were presented at the American Society for Clinical Pharmacology and Therapeutics in Atlanta, Georgia in April 2002 and the American Society of Clinical Oncology in Orlando, Florida in May 2002.
     In May 2003, following the presentation of clinical data at the plenary session of the Advanced Technology Application for Combat Casualty Care conference in Orlando, Florida, the U.S. Department of Defense awarded an approximately $4.3 million funding extension to IDDS, our predecessor, to aid in the development of PMI-150. This award is based on the need of the military for a fast-acting, non-invasive, and non-sedating alternative to the intravenous and oral medications commonly used for treatment of combat-related injuries, such as burns, bullet wounds and blunt trauma.
     In June 2004, we had an End-of-Phase 2 meeting with representatives of the FDA. The purpose of the meeting was to review the intended clinical use and the proposed product development plan for PMI-150. The FDA provided guidance and defined the requirements for NDA submission. In 2005, we completed the PMI-150 formulation and device bioequivalency programs and initiated additional Phase 2 studies. We met with the FDA in January 2007 to finalize the development plan for this product candidate. At this meeting, the FDA indicated that no additional clinical efficacy trials and only pharmacokinetic trials would be needed prior to filing an initial NDA. However, at our pre-NDA meeting in November 2007, the review division of the FDA requested that we conduct one additional efficacy study prior to filing. We are currently planning a post-operative, multi-dose, acute pain study in same-day orthopedic surgery that we expect to commence by mid-2008. With respect to the potential application for this product for breakthrough cancer pain, in 2007 we began patient enrollment in a multi-site trial. Also in 2007, we published in the international, peer-reviewed journal Acute Pain results of our Phase 2 randomized, double-blind, placebo-controlled trial showing statistically significant superiority of intranasal ketamine over placebo in a standard acute pain model (molar extraction). We are also continuing to perform internal deliberations regarding the development of our PMI-150 product candidate in Europe.
Rylomine (intranasal morphine)
     Background. Rylomine is in development in the U.S. and Europe for the treatment of acute moderate-to-severe pain and breakthrough pain. Breakthrough pain is acute pain that overcomes or breaks through a patient’s fixed, by-the-clock doses of pain medicine. Morphine, the active pharmaceutical ingredient in Rylomine, is the analgesic standard to which all other opioids are usually compared, and has potent effects upon the mu-opioid receptor that is found in many nerve cells in pain pathways. When morphine binds to this receptor, it interferes with the transmission of pain signals from nerve endings and across nerve pathways to the spinal cord and brain. The power of morphine to reduce the level of physical distress places it among the most important naturally occurring compounds. Morphine is a strong analgesic used for the relief of moderate-to-severe acute and chronic pain, pre-operative sedation, and as a supplement to anesthesia. It is the drug of choice for treating moderate-to-severe pain associated with, in part, surgical operations, myocardial infarction and cancer.
     ChiSysTM Delivery Platform. We have licensed a proprietary drug delivery technology that allows us to nasally deliver and to achieve therapeutic blood levels of morphine in a predictable fashion that was previously unattainable when administered through the nasal route. The key to this technology is ChiSysTM , a naturally occurring carbohydrate polymer that, while pharmaceutically inert by itself, enhances the absorption of compounds across mucosal membranes such as those of the nasal cavity, and thereby provides the potential to deliver drugs through such routes. This enhancement of drug delivery is particularly important for compounds such as morphine that are poorly absorbed across mucosal barriers, in particular, the nasal membrane. The contribution of ChiSysTM to enhancing mucosal drug absorption is reported to be due to several factors, including its potent mucoadhesive property, which prevents drug washout.
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
     Previous single and multiple-dose Phase 1 clinical studies of Rylomine have demonstrated similar pharmacokinetics to intravenous morphine. Rylomine is rapidly absorbed to produce blood levels of morphine typically associated with analgesic effectiveness. These data were presented at the 2002 International Association for the Study of Pain 10th World Congress on Pain, in San Diego, CA.

     In December 2002, we completed a large randomized, placebo- and comparator-controlled, double-blind, Phase 2 trial evaluating the safety and effectiveness of Rylomine in 225 patients suffering from moderate-to-severe post-operative pain. Rylomine provided statistically superior pain relief as compared to a placebo (p <0.05), with appreciable pain relief occurring five to ten minutes following nasal administration. Rylomine delivered a statistically similar onset of action and total pain relief outcome as compared to intravenous morphine infused over 10 minutes. Rylomine also demonstrated a lower side effect profile and faster onset of action compared to oral morphine.
     In October 2005, we announced that we had met our primary endpoint of a linear dose response for pain relief over four hours in a Phase 2b study of Rylomine. In February 2006, at the American Academy of Pain Medicine annual meeting, and in May 2006 at the American Pain Society (APS) annual meeting, we presented the final results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Rylomine to intravenous morphine. Patients with moderate-to-severe pain after orthopedic surgery who received Rylomine 15 mg or 30 mg or intravenous morphine 7.5 mg experienced statistically significant (p <0.01) pain relief over four hours compared to patients who received a placebo. One nasal spray of Rylomine 7.5 mg was determined to be the minimally effective dose and equivalent to a 5 mg bolus intravenous injection of morphine. In this study, Rylomine 7.5 mg and 15 mg were effective at relieving pain over 24 hours with the higher dose showing superior efficacy and the lower dose showing better tolerability. There were no serious adverse events and most side effects were reported as mild to moderate in intensity. General side effects were dose related and typical of morphine administration. Local adverse events were typical of nasally administered drugs and included bad taste, nasal congestion, nasal discomfort, throat irritation, sneezing and rhinorrhoea.
     In April 2006, we announced that we held our End-of-Phase 2 meeting with the FDA and in May 2006 we initiated the U.S. Rylomine Phase 3 clinical program. In June 2007, we announced successful top-line clinical results of the first of two Rylomine Phase 3 clinical trials in which two dose regimens of Rylomine, intravenous morphine, or placebo were given to patients with acute pain after orthopedic surgery. Pain scores, time to request rescue analgesic medication and the doses required and other outcome measures were assessed and showed that Rylomine offered the same analgesic benefits as IV morphine and that both IV and intranasal morphine provided significantly superior analgesia than placebo. Because bone pain is often considered more resistant to morphine than is soft-tissue pain (e.g., post-abdominal surgery), we believe that these successful results in the more potentially challenging of our two Phase 3 pivotal trials are significant. We are also focused on seeking regulatory and scientific advice from French regulatory experts and the European Medicines Agency (“EMEA”). The results of the clinical trials along with feedback from the regulatory agencies will determine the timing, extent and cost of the European Rylomine development program and product filings.
Competitive grants
     The U.S. Department of Defense has awarded us a total of approximately $5.5 million in contracts and grants to develop PMI-150 for the treatment of acute moderate-to-severe pain in military personnel and for mass casualty management. These contracts reimburse us for expenses associated with some aspects of the non-clinical, clinical and manufacturing sub-projects required to support an NDA submission.
Strategic agreements
     Shimoda agreement. In December 2001, we entered into a license agreement with Shimoda Biotech, Ltd. and its wholly-owned subsidiaries, Farmarc N.A.N.V. (Netherlands Antilles) and Farmarc Netherlands B.V. (collectively, “Shimoda”), pursuant to which we received certain worldwide, exclusive rights to develop and commercialize products related to a proprietary formulation of the injectable delivery of diclofenac. Shimoda’s rights to the formulation were originally licensed from Janssen Pharmaceutical Products, L.P. Under the terms of this agreement, we agreed to use commercially reasonable efforts to bring to market products that use the technology we licensed from Shimoda, continue active marketing efforts for those products, and comply with the commercialization timelines imposed on Shimoda. We believe we are currently in compliance with the agreement and have positive relations with our license partners. Shimoda agreed that it will not grant to any third party any right or license under any of Shimoda’s intellectual property rights involving the use of any cyclodextrin product related to pain management, anesthesia or sedation without first offering us the right on the same terms and conditions. Under the license agreement, we are also obligated to pay an aggregate of $6.0 million upon the occurrence of specified developmental milestones, which include the filing of an NDA with the FDA for Dyloject, the approval of an NDA by the FDA and the first commercial sale of a licensed product, and pay a royalty based upon our and our sublicensees’ sales of products. In December 2005, the agreement was amended to provide for developmental milestones upon the allowance of an MAA by the MHRA, the submission of an NDA to the FDA, the approval of an NDA by the FDA and the one year anniversary of the date of first sale of a licensed product. In May 2006, the agreement was further amended to provide that we will be considered compliant even if we do not launch a commercial product by December 14, 2007, provided that we diligently continue to pursue regulatory approval as of that date. As of December 31, 2007, we had paid Shimoda an aggregate of $3.9 million in cash since the inception of this agreement. Under this agreement, the timing of the remaining developmental milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials, regulatory approval, and any requirements imposed on our clinical trials by the FDA. If the FDA imposes more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. We are obligated to pay Shimoda, on a country-by-country basis, a royalty on the sales, net of various customary cash discounts, attributable to these products.
     West Pharmaceutical agreements. In August 2000, IDDS entered into a license agreement, which was amended in October 2001 and October 2003, with West Pharmaceutical under which IDDS acquired a worldwide, exclusive right to develop and commercialize intranasal morphine under patents held by West Pharmaceutical for the transmucosal delivery of morphine to humans and animals for the treatment of pain. The licensed patent portfolio from West Pharmaceutical provides U.S. protection until 2014 and worldwide protection through 2013. The term of the license remains in effect until the last to expire of the Licensed Patents (as defined in the license agreement). We believe that certain pending patent applications, if approved, will significantly expand the life of this portfolio. In the future, we may be required to pay West Pharmaceutical an aggregate of up to $5.0 million for research and development milestones if certain defined events occur, which include the first filing of a marketing authorization application with a regulatory agency, first approval of a marketing authorization application and the first commercial sale of a licensed product. As of December 31, 2007, we had paid West an aggregate of $5.6 million in cash since the inception of this agreement. The timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. If regulatory agencies impose more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. We are obligated to pay West Pharmaceutical a royalty on the sales, net of various customary cash discounts, attributable to intranasal morphine.
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
     Ketamine license. In September 2000, IDDS assumed a license agreement with Dr. Stuart Weg upon the closing of its merger with Pain Management, Inc., another specialty pharmaceutical company. The license grants IDDS the exclusive, worldwide rights for the intellectual property surrounding intranasal ketamine. The term of the license agreement remains in effect until the last to expire of the patent rights. Under the license agreement with Dr. Weg, we are obligated to make aggregate milestone payments of approximately $1.6 million to Dr. Weg, Herbert Brotspies and Calgar & Associates. As of December 31, 2006, we had paid Dr. Weg, Mr. Brotspies and Calgar & Associates an aggregate of $950,000 in cash and issued 236,298 shares of common stock in lieu of cash payments of $600,000. We are also obligated to pay Dr. Weg, Mr. Brotspies, and Calgar & Associates a royalty on the sales, net of various customary cash discounts, attributable to intranasal ketamine.
Sales and marketing
     Our commercialization efforts will focus on a dual-path marketing and distribution strategy as a result of our areas of therapeutic focus. A narrow channel of distribution will target hospitals, chronic care facilities, palliative care providers, long-term care centers, pain specialists, high-prescribing oncologists, oncology clinics, burn clinics, and customers such as the U.S. Department of Defense. This focused approach could allow for the creation of a small internal sales and marketing organization. Alternatively, we may license distribution rights to our products to reduce commercialization risks. If we are successful in expanding the approved product labeling for our products, we will evaluate the utilization of a broader channel of distribution such as large, established pharmaceutical companies and contract sales organizations to assist in the broadest commercialization of our product candidates. In order to cover all of the key prescribing physicians at an adequate level of reach and frequency, we would need to significantly expand our proposed sales force or partner with a company with a substantial sales organization. Outside of the U.S. we intend to sublicense distribution and marketing rights to one or more pharmaceutical companies with established sales forces in the targeted territories.
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
     We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, and other public and private research institutions. Many companies, for example, currently sell either generic or proprietary prescription pain formulations. Companies that currently sell both generic and proprietary opioid formulations include, among others, Abbott Laboratories, Alpharma Inc., AstraZeneca, Cephalon, Endo Pharmaceuticals, Elkins-Sinn, Johnson & Johnson, Purdue Pharma, Roxane Laboratories and Watson Laboratories. Alternative technologies are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. These alternatives include Elan’s Prialt, Pfizer’s Lyrica as well as combination products from Endo Pharmaceuticals. In addition, companies pursuing different but related fields represent substantial competition. Such competitors may also have access to more resources, financial and otherwise, which may allow these institutions to develop and market competing products more rapidly and more effectively than we have. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in developing drugs, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of drugs, formulating and manufacturing drugs and launching, marketing and selling drugs.
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
     We currently have exclusive licenses to eight issued U.S. patents and their foreign equivalent patents and patent applications, and are the assignee of one additional issued U.S. patent and its foreign counterparts. In addition, we have filed (and have pending) seven U.S. patent applications, each of which is or is expected to be the subject of foreign equivalent applications.
     The issued U.S. patents that are owned or have been exclusively licensed to us, and the product candidates (or uses thereof that we may or may not exploit) that relate to those patents are:

Patent numbers	Product candidate	Expiration date
5,543,434	Intranasal ketamine	Feb. 25, 2014
5,679,714	Intranasal ketamine	Oct. 21, 2014
5,989,582	Intranasal ketamine	Feb. 25, 2014
6,248,789	Intranasal ketamine	Feb. 25, 2014
7,273,889	Intranasal ketamine	July 10, 2023
5,554,388	Rylomine (intranasal morphine)	Sept. 10, 2013
5,629,011	Rylomine (intranasal morphine)	May 13, 2014
5,744,166	Rylomine (intranasal morphine)	Aug. 21, 2011
5,679,660	Dyloject (injectable diclofenac)	Dec. 2, 2014
     To the extent our pending patent applications are issued, if at all, they will only provide us with protection for the claims set forth in those patents when issued. We believe that, if issued, the claims in one of our pending patent applications is likely to cover our Rylomine (intranasal morphine) product candidate, and that the claims in four of our pending patent applications are likely to cover our Dyloject (injectable diclofenac) product candidate. We have been awarded a European patent covering 30 European countries, including EU major market countries (G5), which significantly broadens and extends our patent protection for Dyloject. European Patent No. 1 574 221, entitled “Stable Injectable Compositions,” extends Dyloject’s European patent life and exclusivity from 2014 into 2024.
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
Manufacturing
     We do not own any manufacturing facilities. We contract with qualified third parties that must comply with current good manufacturing practices and procedures reviewed by the FDA for the manufacture of bulk active pharmaceutical ingredients and finished product. Historically, we have worked with several manufacturing vendors including, most recently, DPT Lakewood, Inc. for the clinical supply of PMI-150 and Rylomine. In addition, in February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc., pursuant to which Precision Pharma agreed to manufacture our requirements for the supply of Dyloject, in accordance with U.S. and E.U. good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. The initial term of the Supply Agreement is two years, and it is renewable in one-year increments. We were advised that the FDA has inspected and approved the facilities of both DPT Lakewood, Inc. and Precision Pharma, and that both facilities were determined to be in compliance with good manufacturing practices. Additionally, in May 2007, we entered into a Development and Toll Manufacturing Agreement (the “Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”), pursuant to which we committed to purchase at least $13,230,000 worth of Dyloject product manufactured to our specifications, commencing upon regulatory approval from the FDA. The initial term of the Manufacturing Agreement is three years, renewable thereafter in one-year increments. Under the Manufacturing Agreement, either party may terminate the agreement upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, the lack of FDA approval for Dyloject by a specified date.

     We believe that the raw materials needed for production of our product candidates are readily available from alternative suppliers. However, as part of the regulatory approval process we must specify the manufacturing process and the particular raw materials to be used. Changes in the materials or the manufacturer could be subject to prior regulatory approval.
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
     The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before our initial products may be marketed in the U.S. generally involves the following:
•	preclinical laboratory and animal tests;

•	submission of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of an NDA; and

•	FDA review and approval of an NDA.
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
     Human clinical trials are typically conducted in three sequential phases that may overlap:
•	Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase 2: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: When Phase 2 evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.
     We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the IRB, or us as IND sponsor, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
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
     Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee, which can be increased over time by Congress. For fiscal year 2008, that fee is $1,178,000. In return, the FDA assigns a goal of ten months for standard NDA reviews from acceptance of the application to the time the agency issues its response. There is no guarantee that the FDA will meet its performance goal of ten months for its review.
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
     Any products we manufacture or distribute pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, and complying with FDA promotion and advertising requirements. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. However, in certain circumstances, and subject to very stringent requirements, the FDA will permit the dissemination of peer-reviewed scientific reprints related to unapproved uses. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current good manufacturing practices, which impose procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with these regulations could result, among other things, in warning letters, suspension of regulatory approval, refusal to approve pending applications or supplements to approved applications filed by us, recalls, suspension or closure of production or injunctions, seizures, or civil or criminal sanctions. We cannot be certain that we or our present or future subcontractors will be able to comply with those regulations and other FDA regulatory requirements.
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

     A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be “scheduled” as a Schedule I, II, III, IV or V substance, with Schedule II substances considered to present the highest risk of substance abuse for any product with a medical use, and Schedule V substances the lowest. Morphine and ketamine are classified as Schedule II and III substances, respectively. As a Schedule III substance, each substance prescription for our ketamine product would be limited to five refills within a six-month period. Morphine, however, as a Schedule II substance would be subject to higher regulation, including no refills for prescriptions, special transactions reporting to the DEA, special DEA-supplied order forms for all transactions, and written prescriptions instead of prescriptions phoned or faxed to a pharmacy. The DEA also limits the quantity of the Schedule II controlled substance inventories used by pharmaceutical manufacturers in the production of controlled substances. As part of the commercialization of our morphine product, we, our subcontractors or our vendors will be required to file for and obtain quotas from the DEA for the procurement and manufacture of controlled substance active ingredients and finished drug products.
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
     All three of our product candidates are in late stage development as shown below:

Product candidate	Indication	Development stage
Dyloject	Post-operative pain	Phase 3 (U.S.)
(injectable diclofenac)	Post-operative pain, anti-inflammatory	MHRA Pricing Approval Received (U.K.)
Mutual Recognition Process (other European Union countries)

PMI-150	Acute pain	Phase 3 (U.S.)
(intranasal ketamine)

Rylomine	Acute moderate-to-severe pain	Phase 3 (U.S.)
(intranasal morphine)
     The End-of-Phase 2 FDA meeting is usually required in order to progress into Phase 3 trials and ultimately product registration. The FDA typically schedules the End-of-Phase 2 meeting within six weeks of the meeting request, if accepted. If not accepted, the FDA informs the company of insufficiencies to be rectified in order to reschedule. The design, timing and cost of the Phase 3 development program will be largely determined by the clinical safety and efficacy data and feedback from the FDA at the End-of-Phase 2 meeting.
     In the second quarter of 2006, our End-of-Phase 2 meeting for Dyloject took place. Patient enrollment in the Phase 3 program for this product candidate commenced in the second quarter of 2006. In May 2006, we commenced enrolling patients in a larger post-operative pain study in fulfillment of completing two Phase 3 studies for Dyloject necessary for filing the U.S. New Drug Application (“NDA”). In December 2007, we announced successful top-line results from the first of these two Phase 3 studies, and also announced that patient enrollment in the second of these two studies had commenced. We anticipate completion of patient enrollment in this second Phase 3 study by mid-2008 and submission of the NDA for Dyloject in the first half of 2009. Most recently, we announced in January 2008 that our Phase 1 study of the effects upon platelet function of administering Dyloject at therapeutically relevant doses showed minimal, albeit detectable, effects. The effects of Dyloject as well as oral immediate release diclofenac, at their maximum, only reached the upper range of normal in contrast to the effects of ketorolac or aspirin. Both of the latter drugs produced dramatic, highly significant interference with platelet aggregation. These results addressed the potential that NSAIDs have upon surgical site bleeding and confirmed earlier literature showing superiority of diclofenac over ketorolac with respect to this important safety consideration.

     In 2005, we completed the PMI-150 formulation and device bioequivalency programs and initiated additional Phase 2 studies. We met with the FDA in January 2007 to finalize the development plan for this product candidate. At this meeting, the FDA indicated that no additional clinical efficacy trials and pharmacokinetic trials would be needed prior to filing an initial NDA. However, at our pre-NDA meeting in November 2007, the review division of the FDA requested that we conduct one additional efficacy study prior to filing. We are currently planning a post-operative, multi-dose, acute pain study in same-day orthopedic surgery that we expect to commence by mid-2008. With respect to the potential application for this product for breakthrough cancer pain, in 2007 we began patient enrollment in a multi-site trial.
     We held the Rylomine End-of-Phase 2 meeting with the FDA in the first quarter of 2006 and commenced patient enrollment in the Phase 3 program in May 2006. In June 2007, we announced successful top-line clinical results of the first of two Rylomine Phase 3 clinical trials in which two dose regimens of Rylomine, intravenous morphine, or placebo were given to patients with acute pain after orthopedic surgery. Pain scores, time to request rescue analgesic medication and the doses required and other outcome measures were assessed and showed that Rylomine offered the same analgesic benefits as IV morphine and that both IV and intranasal morphine provided significantly superior analgesia than placebo. Because bone pain is often considered more resistant to morphine than is soft-tissue pain (e.g., post-abdominal surgery), we believe that these successful results in the more potentially challenging of our two Phase 3 pivotal trials are significant. In December 2007, we announced that we were successful in meeting our primary endpoints in the first of our Rylomine Phase 3 trials.
European product approval
     Prior regulatory approval for human healthy volunteer studies (Phase 1 studies) is required in member states of the E.U. Following successful completion of Phase 1 studies, data is submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase 2 studies. The regulatory authorities in the E.U. typically have between one and three months to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In addition, one or more independent ethics committees, which typically operate similarly to an Institutional Review Board in the U.S., will review the ethics of conducting the proposed research.
     In order to gain marketing approval in the E.U., we must submit a dossier to the relevant authority for review, which is known in the E.U. as an MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data.
     In the E.U. there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, which we are pursuing for our intranasal morphine product, one marketing authorization is granted for the entire E.U., while under the decentralized route, which we are pursuing for intravenous diclofenac, a series of national marketing authorizations are granted. In the centralized system the application will be reviewed by members of the Committee for Medicinal Products for Human Uses (“CHMP”), on behalf of EMEA. The EMEA will, based upon the review of the CHMP, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by one member state’s regulatory agency. If the regulatory agency grants the authorization, other member states’ regulatory authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency.
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
     In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase 2/3 study for Dyloject. In September 2005, at the European Society of Regional Anaesthesia and Pain Therapy annual meeting, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled Phase 2/3 pivotal clinical trial comparing the safety, efficacy and therapeutic equivalency of Dyloject to Voltarol®. The Marketing Authorization Application (“MAA” ) submission for approval to sell Dyloject in Europe was filed in September 2005, and was accepted for review in October 2005. In October 2007, we announced that we received marketing authorization approval in the U.K. for Dyloject. In November 2007, we received pricing approval for Dyloject from the U.K. Department of Health Pharmaceutical Price Regulation Scheme as well as notification of our first U.K. hospital formulary approval. As of February 1, 2008, Dyloject has been ordered by 26 different U.K. hospitals, with 10 reordering product. Now that we have entered the commercial phase of Dyloject in the U.K., we anticipate announcing attendant revenues with respect to the first quarter of 2008. We continue to take the necessary steps to facilitate mutual recognition of Dyloject in, and a subsequent product launch, including distribution, marketing and sales activities, in Germany and certain other European countries. We intend to file additional marketing applications through the mutual recognition process in a number of European Union (“EU”) member countries during the second half of 2008. There can be no assurance as to whether or when such applications in the remaining European countries will be approved.
     In September 2004, the CHMP appointed France as the Rapporteur country that will be responsible along with Germany for reviewing the Rylomine MAA filing. We are focused on seeking regulatory and scientific advice from French regulatory experts and the EMEA. The results of the clinical trials along with feedback from the regulatory agencies will determine the timing, extent and cost of the European Rylomine development program and product filings.
Pricing controls
     Before a pharmaceutical product may be marketed and sold in certain foreign countries the proposed pricing for the product must be approved. The requirements governing product pricing vary widely from country to country and can be implemented disparately at the national level.
     The E.U. generally provides options for its member states to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. For example, the regulation of prices of pharmaceuticals in the U.K. is generally designed to provide controls on the overall profits that pharmaceutical companies may derive from their sales to the U.K. National Health Service. The U.K. system is generally based on profitability targets or limits for individual companies which are normally assessed as a return on capital employed by the company in servicing the National Health Service market, comparing capital employed and profits.
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
Employees
     As of December 31, 2007, we had 40 full-time employees and two temporary employees. We intend to employ additional employees or retain persons as consultants as needed, depending on the availability of such persons.
Available information
     We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with such laws we file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information filed with the SEC. The SEC’s website address is http://www.sec.gov . You may also read and copy any document we file with the SEC at the SEC’s public reference room, 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of its public reference room. The information we file with the SEC and other information about us is also available on our website at http://www.javelinpharmaceuticals.com . However, the information on our website is not a part of, nor is such information to be deemed incorporated by reference into, this report.
ITEM 1A. RISK FACTORS.
Risks Related to Our Business
We currently have no significant product revenues and cannot be certain when significant product revenues will commence, if ever.
     To date, we have devoted significant financial resources to research and development of our products. We have only received marketing authorization approval with respect to Dyloject in the United Kingdom. Until, and unless, we receive approval from the FDA and from regulatory authorities in other foreign jurisdictions for our product candidates, we cannot sell our products in such countries and we will not have significant product revenues. As a result, we have generated significant operating losses. As of December 31, 2007, we had an accumulated deficit of $110.5 million, excluding an approximately $3.6 million deemed dividend; although $18.6 million of this amount was related to a non-cash charge for the issuance of common stock in connection with the acquisition of a license. We have used substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We expect to fund our operations and capital expenditures primarily from cash on hand and additional financing sources.
If we cannot obtain additional financing, our product development and commercialization efforts may be reduced or discontinued.
     Although we believe that our existing cash and cash equivalents will be sufficient to support the current operating plan through at least September 30, 2008, we will need additional financing to support our operating plan thereafter. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, increased regulatory requirements with attendant time delays, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all.
     We plan to raise additional financing through public or private equity offerings, debt financings and/or additional corporate collaboration and licensing arrangements. The issuance of additional equity securities in connection with any financing will cause dilution to our shareholders and such an issuance or the perception that we will make such an issuance could have a material negative effect on the price of our common stock. If we raise additional capital by issuing debt securities, we would incur substantial costs relating to interest payments, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
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
     We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. For the years ended December 31, 2005, 2006 and 2007, we had net losses of $10.6 million, $17.8 million and $31.0 million, respectively. Our net loss for the years ended December 31, 2006 and December 31, 2007 was materially increased as compared to prior fiscal years in part due to our adoption of the amendment issued by the Financial Accounting Standards Board to Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation (“SFAS No. 123R”). As discussed in Note 2, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we adopted SFAS No. 123R effective January 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and instead requires us to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options. Our adoption of SFAS No. 123R is expected to materially impact our financial position and results of operations for future periods.
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
     Our operations have been limited to organizing and staffing, acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials and clinical trials of our principal product candidates. Although we have begun to establish a sales force in the U.K., these operations provide a limited basis to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.
We cannot guarantee that we are in compliance with all potentially applicable regulations and compliance with newly-enacted regulations will result in increased costs and management time.
     As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have only recently been adopted, and all of which are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. We also cannot assure you that our ongoing assessments of the effectiveness of our internal control over financial reporting will not uncover material weaknesses or significant deficiencies. Moreover, we cannot assure you that we could correct any material weakness or significant deficiencies to allow our management to conclude that our internal controls over financial reporting are effective in time to enable our independent registered public accounting firm to attest that such assessment will have been fairly stated in any report to be filed with the SEC or attest that we have maintained effective internal control over financial reporting.
     Since late 2004, our SEC reporting status has evolved from “small business” issuer to “non-accelerated” full reporting issuer to “accelerated” filer becoming subject to Section 404 of the Sarbanes-Oxley Act of 2002. By reason of this reporting status, as well as new disclosure rules of the SEC and the American Stock Exchange, our legal and financial compliance costs have substantially increased and a significant portion of management’s time has been allocated in order to comply with these rules, especially with respect to compiling the initial comprehensive documentation of our internal controls, and then evaluating and testing the operating effectiveness of our internal controls systems in seeking compliance with Section 404. If we fail to comply with the Sarbanes-Oxley Act or any other regulations, we may not be able to accurately report our financial results and might become subject to investigation by regulatory authorities. Any such investigations could be costly, and would likely divert management’s attention and resources. Any inability to meet such compliance could be detrimental to investors’ confidence in us, and thereby adversely affect the price of our common stock. In addition, any failure to comply with applicable regulations could also result in a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.
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
     In addition, even after these product candidates are marketed, our products and the manufacturers are subject to continual vigilance and review by applicable regulatory authorities, including FDA adverse event reporting requirements and FDA requirements governing product distribution, advertising and promotion. At any stage of development or commercialization, the discovery of previously unknown problems with our product candidates, our own manufacturing or the manufacture by third-party manufacturers may result in restrictions on our products or their manufacture, including withdrawal of our product from the market.
     In foreign jurisdictions, we must receive approval from the appropriate regulatory, pricing and reimbursement authorities before we can commercialize and market our drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above and additional risks associated with pricing and reimbursements. Pursuing foreign regulatory approvals will be time-consuming and expensive. The regulations vary among countries, and foreign regulatory authorities may require different or additional clinical trials than we conducted to obtain FDA approval for our product candidates. Other than the marketing authorization approved for Dyloject in the U.K., we cannot give any assurance that we will receive the approvals necessary to commercialize our product candidates for sale outside the United States.
Approval by the FDA does not ensure approval by regulatory authorities in foreign jurisdictions on a timely basis, or at all.
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
     The active ingredients in some of our current product candidates, including morphine and ketamine, are regulated by the U.S. Drug Enforcement Administration (“DEA”), as Schedule II or III substances under the Controlled Substances Act of 1970. Most states place similar controls over these products under a state Board of Pharmacy or similar agency. Consequently, their manufacture, shipment (including import and export), storage, sale and use are subject to the highest degree of regulation and accountability. For example, all regular Schedule II drugs must be prescribed by a physician, or under a physician’s direction, and may not be refilled within 30 days. Furthermore, the amount of Schedule II substances we can obtain for clinical trials, manufacturing and commercial distribution is limited by the DEA under a quota system, and our allotment may not be sufficient to complete clinical trials or meet commercial demand, if any. Any delay or refusal by the DEA in establishing our procurement quota of such substances could have a material adverse effect on our business, financial position and results of operations.
     Products containing controlled substances have been known to and may continue to generate public controversy. The World Health Organization advocates balance in national analgesic policies, so as to meet medical needs for opioids (such as morphine) and other controlled substances (such as ketamine) while reducing opportunities for drug abuse, misuse and diversion. Opponents of these products, however, may seek restrictions on marketing and withdrawal of any regulatory approvals, based upon concerns about the actual or potential misuse of such products. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products. Political pressures and adverse publicity could lead to delays in the introduction and marketing of our product candidates, increased expenses for marketing, and/or restricted availability of our product candidates. Our contract manufacturers that make and handle controlled substances also are subject to inspections by DEA and state authorities to evaluate ongoing compliance with security and other requirements under relevant federal and state controlled substance laws and regulations. We do not have control over the contract manufacturers’ compliance with these regulations and standards. Failure to comply with applicable laws and regulatory requirements may result in action such as civil penalties, refusal to renew necessary registrations, or initiating proceedings to revoke those registrations and, in certain circumstances, criminal proceedings. If one of these manufacturers has its registration revoked, denied or suspended, it can no longer lawfully possess or distribute controlled substances, thereby possibly resulting in a negative impact on our business.
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
     The business and financial condition of pharmaceutical companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of health care to consumers. In the U.S. and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The pendency or approval of such proposals could result in a decrease in our share price or limit our ability to raise capital or to obtain strategic collaborations or licenses.
Our product candidates are in the late stages of clinical trials in the United States, and there is no assurance that final approval will be obtained.
     Our product candidates may never be successfully marketed or manufactured. Our three principal product candidates, Dyloject, PMI-150 (ketamine) and Rylomine, are in the late stages of clinical testing in the U.S. on a limited number of patients. For some medical uses for which we hope to market our products, to date there have been few or no studies to determine the efficacies of the specific product candidates. It is possible that the FDA will disagree with our current clinical and pre-clinical research plans and require us to conduct more extensive studies than we currently anticipate before that agency will consider our products for marketing approval. Some of our future studies involve drug exposures for durations that are significantly longer than we have tested thus far. The longer-term studies could reveal safety or other issues that could have an adverse impact on the ability to gain marketing approval. We will need to commit substantial time and resources in order to conduct further clinical trials before we can submit an NDA with respect to any of these product candidates. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval of any of our product candidates.
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
     In addition, we or the FDA may suspend the clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our investigational NDA submissions or the conduct of these trials.
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
     Even if the FDA and/or applicable foreign regulatory agencies approve our drugs, physicians and patients may not accept and use them. Acceptance and use of these drugs will depend upon a number of factors including:
•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of these drugs and the use of controlled substances;

•	potential concerns by clinicians that new formulations of well-known active pharmaceutical ingredients may have lower benefit-to-risk ratios than earlier, widely-used formulations;

•	cost-effectiveness of these drugs relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.
     Because we expect sales of the current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing. We expect practitioners will have to be particularly convinced as to the benefits of our products in cases where our product represents a new formulation of an existing drug.
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
     Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payors, including Medicare, routinely challenge the prices charged for medical products and services. Government and other healthcare payors increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate to cover such drugs. If government and other healthcare payors do not provide adequate coverage and reimbursement levels for any of our products, the post-approval market acceptance of our products could be diminished.
The drug-development programs depend in large part upon third-party researchers who are outside our control.
     We depend upon independent investigators and collaborators, such as universities, medical institutions and clinical research organizations, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and, despite certain contractual obligations, we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to these drug-development programs, or if their performance is substandard, the approval of our FDA applications, and our introduction of new drugs, will be delayed. Many of the agreements that we have entered into with these collaborators are terminable at the option of either party upon providing 30 days prior written notice to the other party. If any of these agreements are terminated for any reason, it could delay regulatory approval and commercialization of our products. In addition, these collaborators may have relationships with other commercial entities, some of which may compete with us. If these collaborators assist our competitors at our expense, our competitive position would be harmed.
We will rely exclusively on third parties to supply and manufacture our product candidates, without any direct control over the quality of our product candidates, or timing for the supply, production and delivery of our product candidates, thereby possibly adversely affecting any future revenues.
     We have relied exclusively and are dependent on certain third party single source suppliers, including DPT Lakewood, Inc., Precision Pharma Services, Inc. and Baxter Healthcare Corporation, to supply raw materials and finished goods for our product candidates. Many of these agreements are terminable at the option of either party upon providing certain specified periods of prior written notice to the other party. We cannot assure you that we will be able to effectively and efficiently replace any suppliers that may choose to terminate their relationships with us. The loss of one or more of these suppliers, if not replaced, could have a material adverse effect on our business. The FDA and regulatory agencies in other countries also periodically inspect manufacturing facilities, including third parties who manufacture products or active ingredients for us. The FDA and/or applicable foreign regulatory agencies may not believe that the chosen manufacturers have sufficient experience making the dosage forms that we have contracted with them to produce, and may subject those manufacturers to increased scrutiny. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure to comply with applicable regulatory requirements can result in sanctions, fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and possible criminal prosecutions.
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
     Skilled employees in the industry are in great demand. We are competing for employees against companies located in the Boston metropolitan area that are more established than we are and have the ability to pay more cash compensation than we do. We will require sales and marketing personnel to effectively sell our products. We will also require scientific personnel in many fields, some of which are addressed by relatively few companies. As a result, depending upon the success and the timing of clinical tests, we may experience difficulty in hiring and retaining highly skilled employees, particularly scientists. If we are unable to hire and retain skilled personnel, our business, financial condition, operating results and future prospects could be materially adversely affected.
We have limited experience in marketing and selling our products, and we will likely need to rely on third party collaborators to do so.
     We currently have a small designated sales and marketing staff, with limited internal sales or distribution capabilities. In order to commercialize our products following approval, we intend to further develop internal sales, marketing and distribution capabilities to target particular markets for our products, as well as make arrangements with third parties to perform these services for us with respect to other markets for our products. We may not be able to fully establish these capabilities internally or hire sales personnel with appropriate expertise to market and sell our products, if approved. In addition, even if we are able to identify one or more acceptable collaborators to perform these services for us, we may not be able to enter into any collaborative arrangements on favorable terms, or at all.
     If we enter into any collaborative arrangements for the marketing or sale of our products, our product revenues are likely to be lower than if we marketed and sold our products ourselves. In addition, any revenues we receive would depend upon the efforts of our collaborators, which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, business combinations or other factors outside of our control.
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
     We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have prescription analgesics already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:
•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.
     The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, noninfringing versions of a drug in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b)(2) applications, that rely on literature and clinical data not generated by or for the drug sponsor. In light of these incentives and especially if our products are commercially successful, other manufacturers may submit and gain approval for either an abbreviated NDA or a 505(b)(2) application that will compete directly with our products.
Developments by competitors may render our products or technologies obsolete or noncompetitive.
     Companies that currently sell both generic and proprietary opioid formulations include among others Abbott Laboratories, Alza Pharmaceuticals, AstraZeneca, Cephalon, Endo Pharmaceuticals, Elkins-Sinn, Janssen Pharmaceutical, McNeil Consumer Healthcare, Purdue Pharma, Roxane Laboratories and Watson Laboratories. Alternative technologies are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or have recently been approved by the FDA. These alternatives include Elan’s Prialt, Pfizer’s Lyrica, and combination products from Endo Pharmaceuticals. In addition, companies pursuing distinct but related fields such as neuromodulation devices represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than us. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.
If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, we may be unable to exploit our intellectual property rights.
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
     We have exclusive licenses to certain patent rights, including rights under U.S. patents and U.S. patent applications as well as rights under equivalent foreign patents and patent applications, and we also own pending U.S. patent applications and foreign equivalents. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:
•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to challenge, invalidate or otherwise circumvent our patents;
•	if and when patents will issue;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings which would be costly whether we win or lose.
     We may not be able to adequately predict the costs associated with any such litigation and, even if resolved in our favor, these costs could be substantial. Such litigation could also divert management’s attention and resources. In addition, if this litigation is resolved against us, we could be held liable for significant damages.
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
     If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs, and we may have to:
•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our products or processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others;
•	pay damages; or
•	defend litigation or administrative proceedings which would be costly whether we win or lose, and which could result in a substantial diversion of our management resources.
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
     The testing and marketing of medical products entail an inherent risk of product liability. Although side effects from clinical trials thus far have been generally limited to symptoms known to be associated with these well-established medications, such as dysphoria (a feeling of malaise), and nausea, we may be held liable if any more serious adverse reactions from the use of our product candidates occurs. Our product candidates involve new methods of delivery for potent drugs that require greater precautions to prevent unintended use, especially since they are designed for patients’ easy self-use rather than for administration by medical professionals. For example, the FDA may require us to develop a comprehensive risk management program for our product candidates to reduce the risk of improper patient selection, diversion and abuse. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against us. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry clinical trial insurance but do not carry product liability insurance. We, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.
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
     We are highly dependent on Martin J. Driscoll, our Chief Executive Officer, and Daniel B. Carr, M.D., our Chief Medical Officer and Vice Chairman of the Board, as well as other executive officers. We do not have “key person” life insurance policies for any of our officers. We do not have employment agreements with any person other than with Mr. Driscoll, Dr. Carr, Stephen J. Tulipano, our Chief Financial Officer, and David B. Bernstein, our Secretary, General Counsel and Chief Intellectual Property Counsel. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development and clinical testing, loss of customers and sales, if any, and diversion of management resources, which could adversely affect operating results.
     In addition, we rely on members of our scientific advisory board and consultants to assist us in formulating our research and development strategy. All of the members of our scientific advisory board and our clinical advisors have other jobs and commitments and may be subject to non-disclosure obligations that may limit their availability to work with us.
Risks related to our common stock
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
     Since July 20, 2006, our common stock has been listed on The American Stock Exchange Inc. (the “ASE”) under the symbol “JAV.” The market price for our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as:
•	announcement of new products or product enhancements by us or our competitors;

•	results of the testing and regulatory approval of our products;

•	developments concerning intellectual property rights and regulatory approvals and concerns;

•	quarterly variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	general market conditions and other factors, including factors unrelated to our own operating performance;

•	changes in laws or regulations applicable to our products;

•	changes in the market valuations of similar companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	trading volume of our common stock;

•	sales of our common stock by us; and

•	announcements by us of non-compliance with the ASE director independence requirements.
There has been a limited market for our common stock, which may accelerate price swings.
     Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of our common stock. As our common stock only recently began trading on the ASE, there is no assurance that the trading market will become more active. Prior thereto, our common stock had been traded on the OTC Bulletin Board with an inactive market and the bid and asked prices for our common stock having fluctuated significantly on low trading volumes. Since December 2004 the market price of our common stock has ranged from $1.90 to $7.60 per share. Because of the limited trading volume in our common stock, holders may be unable to sell their shares of our common stock when or at prices they desire. Moreover, the inability to sell shares in a declining market because of such illiquidity or at a price holders desire may substantially increase their risk of loss.
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
     We are permitted by our certificate of incorporation to issue up to 5,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders or other security holders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation rights and may have greater voting rights than our common stock.
A significant number of shares of our common stock are subject to options and warrants, and we may issue additional options and warrants in the future. The issuance of shares of common stock upon the exercise of these options and warrants, as well as issuances under our 2007 Employee Stock Purchase Plan, will dilute the interests of other security holders and may depress the price of our common stock.
     As of March 1, 2008, there were 49,035,967 shares of common stock outstanding. As of such date, there were vested outstanding options to purchase up to 3,707,733 shares of common stock granted under the Javelin 2005 Omnibus Stock Incentive Plan (the “Incentive Plan”), unvested outstanding options to purchase up to 2,950,896 shares of common stock granted under the Incentive Plan, and outstanding warrants to purchase up to 2,380,649 shares of common stock. There were also outstanding as of March 1, 2008 options to purchase up to 1,106,444 shares of common stock granted outside of the Incentive Plan. In addition, we may issue additional options and warrants from time to time to provide compensation to our employees, officers, directors and consultants under our stock option plans, and to finance our operations. We have also adopted an Employee Stock Purchase Plan pursuant to which our employees may purchase shares of common stock at a discount through payroll deductions, subject to certain eligibility requirements. The issuance, perceived issuance, or exercise of warrants, options or other equity securities will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.
Our principal shareholders own a substantial amount of the shares outstanding and may exert significant influence on our Company.
     As of March 1, 2008, our officers, directors and 5% holders collectively own, directly or indirectly, approximately 27% of the outstanding shares of our common stock. They will therefore be able to exert substantial influence on the election of directors and on other matters submitted to shareholders, including any merger, consolidation or sale of all or substantially all of our assets. Through their ownership of securities, these stockholders will be able to substantially impact any vote of the stockholders and exert considerable influence over our affairs.
Provisions in our certificate of incorporation and bylaws and provisions under Delaware law may inhibit a takeover of our Company.
     Under our certificate of incorporation, our board of directors is authorized to issue shares of our common or preferred stock without the approval of our stockholders, subject to certain ASE regulations. Issuance of these shares could make it more difficult for third parties to acquire us without the approval of our board of directors as more shares would have to be acquired to gain control. Additionally, under our bylaws, only our board of directors is authorized to call a special meeting of stockholders. Such provision in our bylaws could make it more difficult for third parties to acquire us or gain control without the approval of our board of directors, who may determine whether or not to call a special meeting of our stockholders. Our bylaws also provide that a vote of at least 80 percent of the outstanding shares of capital stock of the Company is required to amend certain provisions of our bylaws. This provision may prevent a third party from successfully acquiring control of our Company. Also, Delaware law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions may deter hostile takeover attempts that could result in an acquisition of us that could have been financially beneficial to our stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Currently, we do not have any unresolved comments from the SEC staff with respect to our prior filings.
ITEM 2. PROPERTIES.
     Our principal executive offices consist of approximately 22,214 square feet of leased space at 125 CambridgePark Drive, Cambridge, Massachusetts under a lease expiring in June 2012. We also lease approximately 2,500 square feet in Lake Success, New York, to support our manufacturing group, under a lease expiring in September 2009. We believe these premises are sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS.
     From time to time, we are involved in disputes and legal proceedings arising in the ordinary course of business. As of December 31, 2007, we were not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate material legal proceedings against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Principal Market and Market Prices
     Our common stock has traded on the American Stock Exchange (ASE) since July 20, 2006 under the symbol JAV, having previously traded in the over-the-counter market on the OTC Electronic Bulletin Board (OTCBB) under the symbol JVPH from September 7, 2005 (having been traded under the symbol ITRD prior thereto). The following table sets forth for the indicated periods the high and low sales price or bid price, as applicable, of our common stock for the two fiscal years ended December 31, 2007, as reported on the ASE and OTCBB. With respect to the OTCBB, such quotations are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Fiscal Year Ended		Fiscal Year Ended
Fiscal Period	12/31/07		12/31/06
	High	Low	High	Low
First Quarter	$7.60	$4.44	$4.35	$2.95
Second Quarter	7.48	5.65	4.15	3.20
Third Quarter	6.75	3.77	3.92	3.00
Fourth Quarter	5.74	3.31	5.67	2.66
Approximate Number of Holders of Our Common Stock
     On February 29, 2008, there were approximately 136 stockholders of record of our common stock, excluding record holders of IDDS common stock who have not yet exchanged the certificates for their IDDS shares for our common stock. In addition, a number of shares of common stock are held in street or nominee name, so it is believed that there are a substantial number of additional beneficial owners of our common stock.
Dividends
     We have not declared or paid any cash dividends on our common stock in the past, and we do not anticipate doing so in the foreseeable future. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.
Transfer Agent
     American Stock Trust & Transfer Company, New York, New York, is the transfer agent for our common stock.
Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
	Number of securities to be	Weighted average exercise
	issued upon exercise of	price of outstanding	Number of securities
	outstanding options,	options, warrants and	remaining available for
Plan Category	warrants and rights	rights	future issuance
Equity compensation plans approved by security holders	5,845,797	$3.38	2,614,065 (1)
Equity compensation plans not approved by security holders	1,106,444	$3.87	—
Total:	6,952,241	$3.46	2,614,065 (1)

(1)	Includes 100,000 shares of common stock available for future issuance under the 2007 Employee Stock Purchase Plan.

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
COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*
Among Javelin Pharmaceuticals, Inc., The Russell 2000 Index,
The RDG Smallcap Pharmaceutical Index And The AMEX Biotechnology Index

*	$100 invested on 12/7/04 in stock or on 11/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below, which has been derived from our audited consolidated financial statements for the fiscal years 2003-2007, should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the accompanying consolidated financial statements and related notes included in this Annual Report. The following table sets forth selected consolidated financial data as of and for the years in the five year period ended December 31, 2007. All share and per share amounts have been adjusted to reflect the 1.018 per share exchange ratio in the December 2004 reverse merger between Intrac and IDDS, and the 1.016-for-1 stock split on March 12, 2002. Historical results are not necessarily indicative of the results to be expected in the future.

						Cumulative
						from
						February 23,
						1998
						(Inception) to
	Year Ended December 31,					December 31,
	2007	2006	2005	2004	2003	2007
	(In thousands, except per share data)
Statement of Operations Data:

Revenues:
Government grants and contracts	$—	$842	$1,548	$837	$1,102	$5,805

Operating expenses:
Research and development	19,019	10,854	7,213	4,806	2,217	76,237
Selling, general and administrative	13,811	9,609	5,222	2,703	2,013	43,541
Depreciation and amortization	97	61	44	32	24	276

Total operating expenses	32,927	20,524	12,479	7,541	4,254	120,054

Operating loss	(32,927)	(19,682)	(10,931)	(6,704)	(3,152)	(114,249)

Other income	—	601	—	4	—	605
Interest expense	(1)	—	—	(356)	(17)	(945)
Interest income	1,897	1,283	319	9	14	4,119

Other income (expense)	1,896	1,884	319	(343)	(3)	3,779

Net loss	(31,031)	(17,798)	(10,612)	(7,047)	(3,155)	(110,470)
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock.	—	—	—	—	—	(3,559)

Net loss attributable to common stockholders	$(31,031)	$(17,798)	$(10,612)	$(7,047)	$(3,155)	$(114,029)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.68)	$(0.44)	$(0.38)	$(0.64)	$(0.32)

Weighted average shares	45,463	40,180	27,831	10,937	9,918

	As of December 31,
	2007	2006	2005	2004	2003
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,931	$9,273	$33,307	$14,783	$3,151
Short term marketable securities	21,319	11,462	—	—	—
Working capital	30,015	17,885	32,988	12,173	2,366
Convertible preferred stock	—	—	—	—	23,183
Total assets	43,152	21,441	34,439	15,156	3,510
Stockholders equity (deficit)	34,511	18,232	33,202	12,342	(20,673)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties. Operating results are not necessarily indicative of results that may occur in future periods.
Forward Looking Statements
     We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on our behalf. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in good faith forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Any forward-looking statement contained in this document speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.
     In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals and patents; the commercialization of our product candidates, at reasonable costs; the ability of our suppliers to continue to provide sufficient supply of products; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. We are also subject to numerous risks relating to our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in this report. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

Overview
     We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the pain management market. Our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments. We have three late stage product candidates in clinical development in the United States: Dyloject™ (diclofenac sodium injectable), PMI-150 (intranasal ketamine) and Rylomine (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the United Kingdom (“U.K.”) for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007 upon first inclusion in local hospital formularies. Product revenues related to Dyloject are expected to occur in 2008.
     We have devoted substantially all of our resources since we began our operations in February 1998 to the development of proprietary pharmaceutical products for the treatment of pain. We have not generated any revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $110.5 million through December 31, 2007, excluding approximately $3.6 million of a deemed dividend. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses. Research and development activities include salaries, benefits and stock-based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, and clinical and commercial scale manufacturing. Selling, general and administrative costs include salaries, benefits and stock-based compensation for employees, temporary and consulting expenses, and costs associated with our post-launch selling and marketing activities in the U.K.
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
     Since our inception, we have incurred approximately $76.2 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, PMI-150 and Rylomine. Total research and development costs incurred to date for each of these products was approximately $19.3 million, $18.2 million and $18.5 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.
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
     Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we likely will not generate significant revenues from product sales during the year ending December 31, 2008. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through September 30, 2008, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.
Results of Operations
     Revenues. With the exception of revenues derived from government grants and contracts, we have generated no operating revenues since our inception. However, we do expect to generate product revenues in 2008 from sales of our lead product Dyloject primarily in the U.K.
     Product revenues from Dyloject in 2008 and beyond will be contingent upon: successfully completing the U.K. hospital formulary approval process with advantageous pricing; our ability to file additional marketing applications through the mutual recognition process in a number of European Union (“EU”) member countries; regulatory approval of those applications; our ability to achieve favorable pricing in member countries; our ability to market Dyloject effectively; and market acceptance of Dyloject. There can be no assurance as to whether or when such applications in the remaining European countries will be approved.
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
     We did not record any contract revenue for the year ended December 31, 2007, compared to approximately $0.8 million for the year ended December 31, 2006. During 2006, the DOD contract was the sole source of contract revenue. As of December 31, 2006, we had no additional funds available for reimbursement from the DOD grant, nor did we enter into any new grants in 2007. The decrease is attributable to decreased activity associated with expenditures billable to the DOD contract.
     Contract revenue decreased from approximately $1.5 million for the year ended December 31, 2005 to approximately $0.8 million for the year ended December 31, 2006. During 2005, the DOD contract was the sole source of contract revenue. The decrease is attributable to decreased activity associated with expenditures billable to the DOD contract.
     As of December 31, 2006, we had no additional funds available for reimbursement from the DOD grant, nor did we enter into any new grants in 2007.
     Research and Development Expenses. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for personnel, materials and supplies used to develop and manufacture our product candidates. Other research and development expenses include compensation paid to consultants and outside service providers to run the clinical trials. We expense research and development costs as incurred. We expect that we will continue to incur significant research and development expenses in the future as our three product candidates proceed with pivotal clinical trials and progress through the later stages of product development towards commercialization. Research and development expenses may fluctuate from period to period due to the timing and nature of clinical trial expenditures and regulatory filings.

     Research and development expenses increased from approximately $10.9 million for the year ended December 31, 2006 to $19.0 million for the year ended December 31, 2007. The increase in research and development expenses resulted from the advancement of each of our three product candidate development programs. Research and development salaries, temporary labor, and benefits increased by approximately $1.5 million as compared to the same period of the prior year. The increase was due primarily to the addition of full time personnel and recording stock-based compensation in accordance with SFAS 123(R). Expenses associated with clinical trials, including lab fees, increased by approximately $4.7 million. Expenses associated with manufacturing and process development increased by $2.2 million compared to the same period of the prior year. Milestone expenses were $300,000 for the year ended December 31, 2006. There were no milestone expenses for the year ended December 31, 2007.
     Dyloject product development costs increased from approximately $3.5 million for the year ended December 31, 2006 to $9.3 million for the year ended December 31, 2007. In July 2007, we began the second of two pivotal U.S. Phase 3 clinical studies for Dyloject. This U.S. study is enrolling patients with moderate-to-severe postoperative pain following elective orthopedic surgery. This is a 4-arm design that employs Dyloject and ketorolac doses, or placebo, in postoperative orthopedic surgical patients. In December 2007, Dyloject successfully met primary and secondary analgesic efficacy endpoints in the first of two pivotal U.S. Phase 3 studies. In this U.S. multi-center study, 331 postoperative lower abdominal surgery patients with moderate-to-severe pain were randomized to receive certain dosage levels of Dyloject, ketorolac or placebo IV every six hours. Additionally, in January 2008, we announced results of a new Phase 1 study of Dyloject demonstrating minimal effects upon platelet function at a clinically effective dose. In contrast, aspirin and ketorolac each impaired platelet aggregation significantly.
     PMI-150 product development costs increased from $2.6 million for the year ended December 31, 2006 to $6.3 million for the year ended December 31, 2007. By year end we had three of our planned Phase 1 trials needed to complete the clinical portion of our NDA filing for PMI-150 fully accrued. In July 2007, we began dosing the first patient in a Phase 3 clinical study of PMI-150 in a trial that is expected to enroll up to 90 patients and is designed to extend published observations by us in a pilot study of PMI-150 in treating breakthrough pain. Additionally, we are now planning a postoperative, multi-dose, acute pain study in same-day orthopedic surgery. This additional pre-submission study will extend the timeline and cost for filing our initial NDA.
     Rylomine product development costs decreased from $4.8 million for the year ended December 31, 2006 to $3.4 million for the year ended December 31, 2007. In June 2007, Rylomine successfully met its primary clinical endpoint, in this first of two pivotal Phase 3 studies, as patients with moderate-to-severe pain after elective orthopedic surgery had significantly better Summary of Pain Intensity Differences scores over 24 hours than the corresponding placebo groups. This study, termed MOR-003, involved 278 randomized patients with moderate-to-severe post-surgical pain enrolled at seven sites in the United States.
     Research and development expenses increased from approximately $7.2 million for the year ended December 31, 2005 to $10.9 million for the year ended December 31, 2006. The increase in research and development expenses resulted from the advancement of each of our three product candidate development programs. Research and development salaries, temporary labor, and benefits increased by approximately $1.7 million as compared to the same period of the prior year. The increase was due primarily to the addition of full time personnel and recording stock-based compensation in accordance with the adoption of SFAS 123(R) in 2006. Expenses associated with clinical trials, including lab fees, increased by approximately $1.1 million. Expenses associated with manufacturing and process development increased by $736,000 compared to the same period of the prior year. Milestone expenses increased from approximately $200,000 for the year ended December 31, 2005 to $300,000 for the year ended December 31, 2006.
     Dyloject product development costs increased from approximately $3.0 million for the year ended December 31, 2005 to $3.5 million for the year ended December 31, 2006. In May 2006, we commenced treatment of the first patient in our Phase 3 clinical program. This pivotal U.S. study will enroll 360 patients with moderate-to-severe postoperative pain following abdominal surgery. In 2005, we completed a 155 patient European Phase 2/3 pivotal study and had completed and submitted the MAA (marketing authorization application) to the MHRA. Also in 2005, we initiated a 353 patient dose-response U.S. Phase 2b clinical study and completed patient enrollment by the year ended December 31, 2005. Costs associated with manufacturing the clinical drug supply and the ongoing Dyloject stability program were approximately $599,000 for the year ended December 31, 2006 compared to approximately $381,000 for the year ended December 31, 2005.
     PMI-150 product development costs increased from $1.7 million for the year ended December 31, 2005 to $2.6 million for the year ended December 31, 2006. Clinical trial expenses, including labs, data management and monitoring, for the year ended December 31, 2006 were approximately $588,000 and were associated with ongoing studies for our PMI-150 product candidate. In 2005 we completed the PMI-150 bioequivalency program and initiated a U.S. Phase 2 study for which we completed enrollment by December 2005. Clinical manufacturing expenses were approximately $960,000 for the year ended December 31, 2006. Milestone payments were not paid during 2006. Clinical trial expenses for the year ended December 31, 2005 were approximately $751,000 and were associated with the ongoing Phase 2 program. Clinical manufacturing and regulatory expenses were approximately $471,000 and $80,000, respectively for the year ended December 31, 2005.
     Rylomine product development costs increased from $2.5 million for the year ended December 31, 2005 to $4.8 million for the year ended December 31, 2006. Clinical trial expenses, including labs, site fees, data management and monitoring, were approximately $3.3 million for the year ended December 31, 2006. In May 2006, we initiated a Phase 3 clinical study of Rylomine. This pivotal U.S. study will enroll 256 patients with moderate-to-severe postoperative orthopedic pain. In 2006 clinical manufacturing costs of $481,000 were associated primarily with the drug supply and the ongoing formal stability program. Clinical trial expenses were approximately $1.4 million for the year ended December 31, 2005. In 2005, we initiated a 187 patient multi-center dose-response Phase 2b clinical study and by December 2005 we had completed patient enrollment and analysis of the data. Clinical manufacturing and regulatory expenses were approximately $452,000 and $121,000, respectively, for the year ended December 31, 2005. In 2005 clinical manufacturing costs were associated primarily with the ongoing formal stability program and the development and validation of test methods in support of regulatory submissions. Regulatory expenses were associated primarily with the preparation for future FDA regulatory meetings.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and other related costs for personnel in executive, finance, accounting, information technology, sales and marketing and human resource functions. Other costs include promotional costs, medical education and other marketing costs associated with the launch of a product, as well as facility costs and professional fees for legal and accounting services. We expect selling, general and administrative expenses to increase primarily as a result of increased sales and marketing costs associated with the launch of Dyloject in the U.K., and as we expand and improve our administrative infrastructure.
     Selling, general and administrative expenses increased from approximately $9.6 million for the year ended December 31, 2006 to $13.8 million for the year ended December 31, 2007. Salary, stock-based compensation and benefits expense increased by approximately $1.9 million due to an increase in full time headcount and stock-based compensation in accordance with of SFAS 123(R). Sales and marketing expenses increased by approximately $1.8 million due to the hiring and fielding of a contract sales force in the latter half of 2007 and market research, promotional and medical education costs related to Dyloject pre and post-launch efforts in the U.K. General and administrative expenses increased by approximately $533,000 as we incurred higher travel, facilities, insurance, dues and subscriptions, depreciation and other general and administrative costs of approximately $165,000, $170,000, $98,000, $44,000, $37,000 and $122,000, respectively, which was partially offset by a reduction in our third party consulting costs of approximately $103,000.
     Selling, general and administrative expenses increased from approximately $5.2 million for the year ended December 31, 2005 to $9.6 million for the year ended December 31, 2006. Salary, stock-based compensation and benefits expense increased by approximately $2.9 million due to an increase in full time headcount and stock-based compensation in accordance with our adoption of SFAS 123(R) in 2006. Non-cash compensation decreased by approximately $719,000 from amortization of deferred stock option expense and warrant expense. We incurred higher legal and patent fees of approximately $427,000 and $123,000, respectively, primarily related to defending an arbitration decided in our favor in September 2006, maintenance, protection and expansion of our intellectual property, and costs incurred for listing on the American Stock Exchange in July 2006. Our third party consulting costs increased by nearly $529,000 in 2006 primarily due to additional support required to document and maintain internal controls to ensure Sarbanes Oxley compliance. Additionally, we incurred higher selling and marketing costs of approximately $1.0 million related to pre-launch sales and marketing consulting and market research in preparation for our potential launch of Dyloject in the near future.
     Interest Income. Interest income consists of interest earned on our cash, cash equivalents and short term marketable securities available for sale.
     Interest income increased from approximately $1.3 million for the year ended December 31, 2006 to approximately $1.9 million for the year ended December 31, 2007 due to higher average invested balances of cash, cash equivalents and short term investments in 2007.
     Interest income increased from approximately $320,000 for the year ended December 31, 2005 to approximately $1.3 million for the year ended December 31, 2006 due to higher average invested balances of cash, cash equivalents and short term investments in 2006.
     Interest Expense. Interest expense historically has consisted of interest incurred on loans. There was no significant interest expense for the years ended December 31, 2007, 2006 and 2005.
     Other Income. In February 2006, we settled litigation with West Pharmaceutical Services, Inc. (“West”) regarding West’s assignment of certain license agreements to Archimedes Pharma Limited (“Archimedes”) as part of the sale of West’s Drug Delivery business to Archimedes. Under the terms of the settlement, on March 1, 2006 West paid us approximately $600,000 to resolve all claims and we exchanged mutual releases. The amount received from West in 2006 is included in other income for the year ended December 31, 2006.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of December 31, 2007, we had cash, cash equivalents and short term investments of approximately $37.3 million, compared to $20.7 million as of December 31, 2006.
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
     Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through September 30, 2008, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may need to raise additional funds to meet long-term planned goals. On February 6, 2008, we filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which became effective on February 12, 2008. This registration statement allows us, from time to time, to offer and sell any combination of shares of common stock and/or preferred stock, various series of debt securities, and/or warrants to purchase any of such securities, either individually or in units comprised of any of such securities, but not to exceed $60 million. To date, we have not issued any additional securities or warrants under this registration statement. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.
     As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $114.0 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and general and administrative expenses. As of December 31, 2007, we have paid an aggregate of $5.6 million and $4.0 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd., respectively, pursuant to agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.
     We expect our cash requirements for operating activities will increase due to the following future activities:
•	Conducting commercialization activities in support of Dyloject product launch, including pre-launch planning, development of market plans, production of commercial stock, pricing and reimbursement application, development of regional sales and marketing capabilities;

•	Conducting remaining nonclinical programs, including carcinogenicity studies to support both PMI-150 and Rylomine regulatory submission and label extensions;

•	Conducting clinical programs, including Phase I and Phase 3 clinical trials to support regulatory submissions and label extensions of our product candidates;

•	Continuing to support Good Manufacturing Practices (“GMP”) drug supply requirements of our nonclinical and clinical trials; completing formal stability testing, analytical development, methods development, specification development and commercial scale-up;

•	Maintaining, protecting and expanding our intellectual property;

•	Developing expanded internal infrastructure; and

•	Hiring additional personnel.
     Cash used in operating activities
     From inception through December 31, 2007, net cash used in operating activities was approximately $74.2 million. Net cash used in operating activities increased to approximately $25.1 million for the year ended December 31, 2007 from approximately $12.5 million for the year ended December 31, 2006.
     Net cash from operating activities for the year ended December 31, 2007 consists primarily of our net loss of $31.0 million. The increase in net cash used for operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in 2007. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, advancing our research and development clinical trials for each of our product candidates, and increased pre- and post-launch planning and development costs associated with commercialization of Dyloject. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock-based compensation expenses of approximately $3.5 million. Also in 2007, our outstanding payables and accrued liabilities increased by approximately $3.0 million, while our prepaid expenses and other current assets increased by approximately $1.1 million for the year ended December 31, 2007.
     Net cash used in operating activities increased to approximately $12.5 million for the year ended December 31, 2006 from approximately $11.3 million for the year ended December 31, 2005.

     The increase in net cash used for operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in 2006. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, advancing our research and development clinical trials for each of our product candidates, and increased pre-launch planning and development costs associated with commercialization of Dyloject. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock-based compensation expenses of approximately $2.8 million. Also in 2006, our outstanding payables increased by approximately $1.9 million, while our outstanding receivable from the DOD decreased by approximately $460,000 for the year ended December 31, 2006.
     Cash used in investing activities
     From inception through December 31, 2007, net cash used in investing activities was approximately $23.9 million, primarily related to the net purchases of short term marketable securities available for sale. Net cash used in investing activities increased to approximately $12.0 million for the year ended December 31, 2007 from approximately $11.6 million for the year ended December 31, 2006.
     Net cash used in investing activities increased primarily due to a cash payment in December 2007 of $1.8 million to Shimoda for the achievement of a commercialization milestone related to our Dyloject product. In compliance with our policy, the milestone has been recorded as an intangible asset on our consolidated balance sheet as it relates to a commercialized product with future economic benefit, and is being amortized over the remaining life of the patents (approximately 17 years). This was offset by a decrease of $1.6 million of cash used in net purchases of short term marketable securities compared to 2006. From inception to December 31, 2007, capital expenditures have not been material resulting from our use of contract manufacturing facilities and leased office space. We expect that cash used for investing activities in 2008 will fluctuate based on the future funding and the need to utilize our current investments for operations.
     Net cash used in investing activities increased to approximately $11.6 million for 2006 from approximately $0.1 million in 2005, primarily related to the net purchases of short term marketable securities available for sale. Proceeds from our 2005 financing were invested in marketable securities in the first quarter of 2006, primarily in short term marketable securities. Gross purchases were approximately $23.3 million, while gross proceeds from sales and maturities were approximately $11.8 million. From inception to December 31, 2006, capital expenditures have not been material resulting from our use of contract manufacturing facilities.
     Cash provided by financing activities
     From inception through December 31, 2007, net cash provided by financing activities was approximately $114.0 million. For the years ended December 31, 2007 and 2006, net cash provided by financing activities was $43.8 million and $10,000, respectively.
     For 2007, net cash from financing activities related to proceeds from the May 2007 underwritten public offering which generated net proceeds from the sale of the common stock of approximately $41.8 million; approximately $0.6 million from the exercise of warrants; and approximately $1.4 million from the exercise of certain stock options.
     Net cash provided by financing activities was approximately $10,000 related to the exercise of warrants for the year ended December 31, 2006. Our financing activities raised net cash of approximately $29.8 million from the private placement of our common stock in 2005.

Commitments
     The following table summarizes our commitments as of December 31, 2007:

	Payments due by period
					Beyond
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years

Operating leases (1)	$3,507,329	$798,748	$1,575,953	$1,132,628	$—
Shimoda License Agreement (2)	4,000,000	4,000,000	—	—	—
Archimedes License Agreements (3)	5,000,000	—	5,000,000	—	—
Manufacturing Supply Agreements (4)	25,724,356	7,894,356	5,170,000	12,660,000

	$38,231,685	$12,693,104	$11,745,953	$13,792,628	$—

(1)	We lease approximately 24,713 square feet of general office space in Cambridge, Massachusetts and Lake Success, NY, as well as smaller offices in the U.K. and Germany, in addition to small equipment leases.

(2)	Under the license agreement with Shimoda Biotech, Ltd. we are obligated to make aggregate remaining milestone payments of approximately $4.0 million upon the occurrence of specified developmental milestones, which include the filing of an NDA with the FDA for Dyloject, the approval of an NDA by the FDA and the first commercial sale of a licensed product and pay a royalty based upon our and our sublicensees’ sales of products, which is subject to change, as noted.

(3)	Under the license agreements with Archimedes Pharma Limited (assigned from West Pharmaceutical Services, Inc.), we may be required to pay an aggregate of $5.0 million for research and development milestones if certain defined events occur, which include the first filing of a marketing authorization application with a regulatory agency, first approval of a marketing authorization application and the first commercial sale of a licensed product, which is subject to change, as noted.

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

(4)	Under our Commercial Supply Agreement with Precision Pharma Services, Inc., we committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. Under our Manufacturing Agreement with Baxter Healthcare Corporation (“Baxter”), we committed to purchase at least $13,230,000 worth of Dyloject product manufactured to our specifications, commencing upon regulatory approval from the FDA. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, including the lack of FDA approval for Dyloject by a specified date for Baxter.
Purchase Commitments
     In February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc. (“Precision”). The initial term of the Supply Agreement is two years, and it is renewable in one-year increments. Under the Supply Agreement, Precision agreed to manufacture our requirements for the supply of Dyloject, in accordance with U.S. and E.U. good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007.
     Either party may terminate the Supply Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable 30 or 90 day cure periods. Either party may also terminate the Supply Agreement upon 60 days’ prior written notice upon the occurrence of certain events involving the bankruptcy or insolvency of the other party, and the Supply Agreement shall automatically terminate upon the occurrence of certain events specified therein. Moreover, we may elect to terminate the Supply Agreement if Precision fails to meet its performance obligations regarding the manufacture of Dyloject in accordance with GMP, and under certain other conditions.

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
Critical Accounting Policies and Significant Judgments and Estimates
     Revenue Recognition. We have been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which are used to subsidize our research and development projects. The DOD reimburses us for certain research and development subproject costs related to the PMI-150 development program. DOD and NIH revenue is recognized as subsidized project costs for each period are incurred. Contract and grant revenue is derived from internal headcount expense and external contractual expense, both of which are highly dependent on the timing, order and relationship of individual reimbursable subprojects. Our grant submissions may fluctuate from period to period due to the timing and scope of these activities and the results of studies and clinical trials. As of December 31, 2006, we had utilized all available contract and grant funding.
     With the exception of revenues derived from government grants and contracts, we have generated no operating revenues since our inception. However, we do expect to generate product revenues in 2008 from sales of our lead product Dyloject primarily in the U.K.
     We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risk and rewards of ownership have transferred to the buyer.
     Inventory. Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. At December 31, 2007, our inventory consists entirely of Dyloject. We make the decision to capitalize inventory costs associated with our products at the point we believe future economic benefit will be realized, generally upon regulatory approval. Our inventory is currently manufactured by a third party manufacturer in the US. We do not capitalize inventory produced by the manufacturer until a batch is completed and released. A batch is released after testing and acceptance of the batch as commercially viable. At that point, we assume ownership and title to the inventory, and incur a liability. We do not have economic responsibility for product that is not commercially viable. Our inventory is initially considered work-in-process, as it is considered brite stock until it is labeled and packaged. Inventory is considered finished goods upon successful labeling and packaging of the product.
     Inventory is relieved to cost of goods sold upon sale at actual cost of production. We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required.
     Intangible Assets. Our intangible assets consist of deferred milestone payments related to our products when future commercialization is considered probable and the future economic benefit is expected to be realized, generally upon regulatory approval. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments. They are amortized on a straight line basis over their remaining estimated useful lives, which is approximately 17 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.
     Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values.

     Research and Development Costs. Since our inception, we have incurred approximately $76.2 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, PMI-150 and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
     Share-based Payments. We make certain assumptions in order to value and expense our various share-based payment awards. In connection with valuing stock options and warrants, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate.
     We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock-based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.
     Income Taxes As of December 31, 2007, we had approximately $69.8 million of domestic net operating loss carryforwards and $2.5 million of foreign net operating loss carryforwards which either expire on various dates through 2027 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal, state and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.
Contingencies and Litigation.
     There has been, and we expect there may be, significant litigation in the industry regarding commercial practices, regulatory issues, pricing, and patents and other intellectual property rights. Certain adverse unfavorable rulings or decisions in the future could create variability or have a material adverse effect on our future results of operations and financial position.
Off Balance Sheet Arrangements
     Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead included as a component of equity. See Footnote 7 to the consolidated financial statements and the Consolidated Statement of Stockholders’ Equity for more information.
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15,

2007, and early application is allowed under certain circumstances. SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We currently do not expect the adoption of this Statement will have a material impact on our financial position or results of operations
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP FAS 157-2), which delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. We do not believe SFAS 157 or FSP FAS 157-2 will materially impact our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Interest Rates and Foreign Currency
     We are exposed to market risks related to changes in interest rates and foreign currency exchange rates; however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.
Interest Rate Risk
     As of December 31, 2007, our cash included approximately $14.0 million of money market securities, and $21.3 million in short term available for sale marketable securities. Additionally, at December 31, 2007 approximately $11.1 million of our investments were invested in auction rate securities representing debt instruments issued by domestic government sponsored agencies. Due to recent adverse developments in the global credit and capital markets, certain auctions have failed as a result of liquidity issues. As of March 10, 2008, we had reduced our exposure to approximately $5.0 million in auction rate securities.
     If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on the auction note securities in our portfolio, we may incur impairments to our investment portfolio, which could negatively affect our financial condition, cash flow and reported earnings, and the lack of liquidity of our auction note securities could have a material impact on our financial flexibility and ability to fund our operations.
     Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
Foreign Currency Exchange Risk
     From inception to December 31, 2007, all of our revenues are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to current revenues. A minor portion of our research expenses are payable in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	53

Consolidated Balance Sheets as of December 31, 2007 and 2006	56

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005, and the cumulative period from February 23, 1998 (inception) to December 31, 2007	57

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from February 23, 1998 (inception) to December 31, 2007, including the years ended December 31, 2007, 2006 and 2005	58

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005, and the cumulative period from February 23, 1998 (inception) to December 31, 2007	61

Notes to the Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Javelin Pharmaceuticals, Inc.:
We have audited the consolidated balance sheets of Javelin Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Javelin Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Javelin Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of Javelin Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting.
/s/ McGladrey & Pullen, LLP
Burlington, Massachusetts
March 13, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Javelin Pharmaceuticals, Inc.:
We have audited Javelin Pharmaceuticals, Inc. and Subsidiaries’ (a development stage enterprise) (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Javelin Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Javelin Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows as of, and for the years ended, December 31, 2007 and 2006, and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for the years ended December 31, 2007 and 2006, and our report dated March 13, 2008 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP
Burlington, Massachusetts
March 13, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Javelin Pharmaceuticals, Inc.:
In our opinion, the consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit) and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Javelin Pharmaceuticals, Inc. (formerly Intrac, Inc.) and its subsidiary (a development stage enterprise) (the “Company”) for the year ended December 31, 2005, and cumulatively for the period from February 23, 1998 (inception) to December 31, 2005 (not separately presented), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the financial statements, the Company has recurring losses and limited capital resources.
/s/ PricewaterhouseCoopers LLP
New York, New York
April 14, 2006

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$15,931,243	$9,273,479
Short term marketable securities available for sale	21,319,150	11,461,674
Inventory	116,143	—
Grant receivable	—	113,645
Prepaid expenses and other current assets	1,289,809	245,593

Total current assets	38,656,345	21,094,391
Fixed assets, at cost, net of accumulated depreciation	545,195	237,163
Intangible assets, net of accumulated amortization	3,795,577	—
Other assets	154,498	109,223

Total assets	43,151,615	21,440,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	8,156,788	3,151,379
Deferred lease liability	484,141	57,869

Total current liabilities	8,640,929	3,209,248

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of December 31, 2007 and 2006, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of December 31, 2007 and 2006, respectively; 48,990,845 and 40,409,421 shares issued and outstanding at December 31, 2007 and 2006, respectively.	48,990	40,409
Additional paid-in capital	144,922,785	97,634,546
Other comprehensive income (loss)	8,594	(5,117)
Deficit accumulated during the development stage	(110,469,683)	(79,438,309)

Total stockholders’ equity	34,510,686	18,231,529

Total liabilities and stockholders’ equity	$43,151,615	$21,440,777

The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

				Cumulative from
				February 23,
				1998
				(inception) to
	Year Ended December 31,			December 31,
	2007	2006	2005	2007
Revenues:
Government grants and contracts	$—	$842,171	$1,547,753	$5,804,824
Operating expenses:
Research and development	19,018,854	10,854,116	7,212,801	76,236,567
Selling, general and administrative	13,810,772	9,608,598	5,222,104	43,541,365 (1)
Depreciation and amortization	97,650	61,008	44,321	276,263

Total operating expenses	32,927,276	20,523,722	12,479,226	120,054,195

Operating loss	(32,927,276)	(19,681,551)	(10,931,473)	(114,249,371)

Other income (expense):
Interest expense	(699)	(47)	(65)	(944,657)
Interest income	1,896,601	1,282,604	319,766	4,119,360
Other income	—	600,758	—	604,985

	1,895,902	1,883,315	319,701	3,779,688

Net loss	(31,031,374)	(17,798,236)	(10,611,772)	(110,469,683)
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	—	(3,559,305)

Net loss attributable to common stockholders	$(31,031,374)	$(17,798,236)	$(10,611,772)	$(114,028,988)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.68)	$(0.44)	$(0.38)

Weighted average shares	45,462,653	40,179,543	27,831,188

(1)	Includes related party transaction of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002 (see note 13).
The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

													Deficit
For the period from February 23, 1998 (inception) to	Series A		Series B		Series C						Stock		Accumulated
December 31, 2007, including the years ended	Redeemable		Redeemable		Redeemable				Additional	Unearned	Sub-	Other	During the	Total
December 31, 2007, 2006 and 2005	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Com-	scription	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	pensation	Receivable	Income	Stage	Equity

Sale of Common Stock to founders at inception for cash ($0.001 per share)							4,540,812	$4,541	$457		($3,749)			$1,249
Value of services provided by an affiliate (see Note 12)									89,531					89,531
Net loss for the period February 23, 1998 (inception) to December 31, 1998													($470,200)	(470,200)

Balance at December 31, 1998							4,540,812	4,541	89,988		(3,749)		(470,200)	(379,420)

Issuance of 236,128 warrants in June in connection with bridge financing (see Note 7)									101,564					101,564
Issuance of Common Stock to consultant in June for services (see Note 6)							192,985	193	93,263		(106)			93,350
Issuance of 204,336 warrants to consultants in August for services (see Note 7)									98,598					98,598
Value of services provided by an affiliate (see Note 12)									155,917					155,917
Net loss for the year ended December 31, 1999													(1,205,559)	(1,205,559)

Balance at December 31, 1999							4,733,797	4,734	539,330		(3,855)		(1,675,759)	(1,135,550)

Issuance of 15,522 warrants to an advisor for services in connection with sales of Series A redeemable preferred stock in August (see Note 6)		($55,790)							55,790					55,790
Exercise of warrants by consultants							204,336	204	(6)					198
Issuance of Common Stock in connection with acquisition of a license in September (see Note 1)							5,174,257	5,175	18,599,825					18,605,000
Sale of 160.565 Units for cash in September ($100,000 per Unit), net of offering expenses of $1,157,572	4,014,125	14,898,928
Issuance of Preferred A warrants in September (see Note 6)		(960,361)							960,361					960,361
Issuance of Preferred A Finders Units for services in September (see Note 6)		(107,825)							107,825					107,825
Payment of stock subscription receivable											3,201			3,201
Non-cash compensation in connection with issuance of stock options to non-employees in August and November (see Note 10)									707,550					707,550
Value of services provided by an affiliate (see Note 12)									163,376					163,376
Net loss for the year ended December 31, 2000													(23,023,842)	(23,023,842)

Balance at December 31, 2000	4,014,125	13,774,952					10,112,390	10,113	21,134,051		(654)		(24,699,601)	(3,556,091)

Issuance of Series B Preferred with a beneficial conversion feature for cash in December (see Note 6)			989,991	$1,935,044					3,559,305					3,559,305
Expenses in connection with sale of Series B stock				(474,317)
Deemed dividend related to beneficial conversion feature of Series B stock (see Note 6)				3,559,305					(3,559,305)					(3,559,305)
Payment of stock subscription receivable											544			544
Exercise of warrants by a consultant							15,522	15						15
Exercise of bridge warrants							15,893	16	138					154
Value of services provided by an affiliate (see Note 12)									481,299					481,299
Net loss for the year ended December 31, 2001													(8,067,699)	(8,067,699)

Balance at December 31, 2001	4,014,125	13,774,952	989,991	5,020,032			10,143,805	10,144	21,615,488		(110)		(32,767,300)	(11,141,778)

Issuance of compensatory stock options to members of the Board of Directors (see Note 10)									1,431,498	($1,431,498)				—
Amortization of unearned compensation										1,264,522				1,264,522
Value of services provided by an affiliate (see Note 12)									185,059					185,059
Non-cash compensation in connection with issuance of stock options to a non-employee in September (see Note 10)									62,564					62,564
Reversal of subscription receivable											110			110
Net loss for the period ended December 31, 2002													(8,059,081)	(8,059,081)

Balance at December 31, 2002	4,014,125	13,774,952	989,991	5,020,032			10,143,805	10,144	23,294,609	(166,976)	—		(40,826,381)	(17,688,604)

Javelin Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

													Deficit
For the period from February 23, 1998 (inception) to	Series A		Series B		Series C						Stock		Accumulated
December 31, 2007, including the years ended	Redeemable		Redeemable		Redeemable				Additional	Unearned	Sub-	Other	During the	Total
December 31, 2007, 2006 and 2005	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Com-	scription	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	pensation	Receivable	Income	Stage	Equity

Amortization of unearned compensation										113,069				113,069
Issuance of Series C Preferred as license payment in August (see Note 8)					65,360	$100,000
Conversion of Merger Note to Series C stock in August (see Note 7)					339,736	519,795
Sale of Series C Preferred for cash in August ($1.53 per share), net of issuance expenses of $132,496					2,549,254	3,767,856
Non-cash compensation in connection with issuance of stock options to a non-employee in October (see Note 10)									57,672					57,672
Exercise of bridge warrants (see Note 7)							2,270	2	20					22
Net loss for the period ended December 31, 2003													(3,155,092)	(3,155,092)

Balance at December 31, 2003	4,014,125	13,774,952	989,991	5,020,032	2,954,350	4,387,651	10,146,075	10,146	23,352,301	(53,907)	—	—	(43,981,473)	(20,672,933)

Conversion of Series A, B and C Preferred Stock to Common Stock (see Note 6)	(4,014,125)	(13,774,952)	(989,991)	(5,020,032)	(2,954,350)	(4,387,651)	8,187,259	8,187	23,174,448					23,182,635
Sale of common stock in a private placement (net of expense of $1,853,224) (see Note 6)							6,139,913	6,140	16,227,307					16,233,447
Merger transaction with Intrac, Inc. (see Note 1)							1,153,190	1,153	(1,153)					—
Non-cash compensation in connection with issuance of stock options to non-employees (see Note 10)									132,501					132,501
Issuance of compensatory stock options to employees (see Note 10)									1,094,793	(1,094,793)				—
Amortization of unearned compensation										198,351				198,351
Issuance of 226,314 warrants in November in connection with Bridge Debenture financing (see Note 7)									314,795					314,795
Net loss for the period ended December 31, 2004													(7,046,828)	(7,046,828)

Balance at December 31, 2004	—	—	—	—	—	—	25,626,437	25,626	64,294,992	(950,349)	—	—	(51,028,301)	12,341,968

Sale of common stock in a private placement (net of expense of $2,225,411) (see Note 6)							14,222,215	14,222	29,760,351					29,774,573
Cancellation of compensatory stock options to employees									(50,921)	50,921				—
Modification of employee stock options									125,897					125,897
Issuance of 80,184 warrants to consultants (see Note 6)									152,290					152,290
Issuance of 40,000 options to consultants (see Note 6)									95,200					95,200
Exercise of 1999 Bridge Warrants							217,964	217	1,962					2,179
Exercise of Series A Warrants							26,518	27	102,598					102,625
Issuance of stock for license payment							169,735	170	499,830					500,000
Exercise of Stock Options							1,241	1	11					12
Issuance of stock for liquidation damages							140,867	141	373,158					373,299
Amortization of unearned compensation										345,672				345,672
Net loss for the period ended December 31, 2005													(10,611,772)	(10,611,772)

Balance at December 31, 2005	—	—	—	—	—	—	40,404,977	40,404	95,355,368	(553,756)	—	—	(61,640,073)	33,201,943

Net loss for the period ended December 31, 2006													(17,798,236)	(17,798,236)
Unrealized loss on investments												(5,117)		(5,117)

Total comprehensive income (loss)														(17,803,353)

Exercise of 2005 private placement warrants							4,444	4	9,995					9,999
Reclassification of unearned compensation									(553,756)	553,756				—
Stock-based compensation expense									2,822,939					2,822,939

Balance at December 31, 2006	—	—	—	—	—	—	40,409,421	40,409	97,634,546	—	—	(5,117)	(79,356,309)	18,231,529

Javelin Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

													Deficit
For the period from February 23, 1998 (inception) to	Series A		Series B		Series C						Stock		Accumulated
December 31, 2007, including the years ended	Redeemable		Redeemable		Redeemable				Additional	Unearned	Sub-	Other	During the	Total
December 31, 2007, 2006 and 2005	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Com-	scription	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	pensation	Receivable	Income	Stage	Equity

Balance at December 31, 2006	—	—	—	—	—	—	40,409,421	40,409	97,634,546	—	—	(5,117)	(79,356,309)	18,231,529
Net loss for the period ended December 31, 2007													(31,031,374)	(31,031,374)
Unrealized loss on investments												13,712		13,712

Total comprehensive income (loss)														(31,017,663)

Stock-based compensation expense									3,460,050					3,460,050
Exercise of stock options							595,567	596	1,400,151					1,400,746
Exercise of warrants and units							436,557	436	637,875					638,312
Sale of common stock under a public offering, net of costs of $3,498,087							7,549,300	7,549	41,790,164					41,797,713

Balance at December 31, 2007	—	—	—	—	—	—	48,990,845	48,990	144,922,785	—	—	8,594	(110,469,683)	34,510,686

Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined by the Company’s Management.
The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

				Cumulative from
	Year Ended			February 23, 1998
	December 31,			(inception) to
	2007	2006	2005	December 31, 2007
Cash flows from operating activities:
Net loss	$(31,031,374)	$(17,798,236)	$(10,611,772)	$(110,469,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,650	61,008	44,321	276,263
Amortization of intangible asset	4,423			4,423
Stock-based compensation expense	3,460,050	2,822,939	—	6,282,989
Amortization of premium/discount on marketable securities	(2,364)	(36,174)	—	(38,538)
Amortization of deferred financing costs	—	—	—	252,317
Amortization of original issue discount	—	—	—	101,564
Amortization of unearned compensation	—	—	345,672	345,672
Non-cash expense recognized with issuance of Common Stock in connection with acquisition of a license	—	—	—	18,600,000
Non-cash expense recognized with issuance of Preferred Stock for license milestone	—	—	—	100,000
Non-cash expense recognized with issuance of Common Stock in connection with liquidation damages	—	—	373,299	373,299
Amortization of discount on debenture	—	—	—	314,795
Stock options and warrants issued in consideration for services rendered	—	—	373,387	3,003,076
Non-cash expense contributed by affiliate	—	—	—	1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	113,645	459,856	(458,327)	—
(Increase) in inventory	(116,143)	—	—	(116,143)
Increase) decrease in prepaid expenses, other current assets and other assets	(1,089,491)	41,329	(276,410)	(1,424,513)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	3,007,073	1,943,756	(1,088,846)	6,158,455
(Decrease) increase in deferred revenue	—	(19,522)	19,522	—
(Decrease) increase in deferred lease liability	426,272	47,998	(7,230)	484,141
Increase in due to Licensor	—	—	—	500,000

Net cash used in operating activities	(25,130,259)	(12,477,046)	(11,286,384)	(74,176,701)

Cash flows from investing activities:
Purchases of short term marketable securities	(57,401,400)	(23,250,617)	—	(80,652,017)
Redemption of short term marketable securities	47,560,000	11,820,000	—	59,380,000
Acquisition of intangible assets	(1,800,000)	—	—	(1,800,000)
Capital expenditures	(405,682)	(136,306)	(68,536)	(821,459)

Net cash (used in) provided by investing activities	(12,047,082)	(11,566,923)	(68,536)	(23,893,476)

Cash flows from financing activities:
Proceeds from exercise of warrants	636,646	9,999	104,804	752,213
Proceeds from exercise of stock options	1,400,746	—	12	1,400,758
Proceeds from sale of Common Stock	45,295,800	—	31,999,984	95,392,074
Proceeds from sale of Preferred Stock	—	—	—	25,451,201
Expenses associated with sale of Common Stock	(3,498,087)	—	(2,225,411)	(7,576,722)
Expenses associated with sale of Preferred Stock	—	—	—	(1,764,385)
Proceeds from notes payable	—	—	—	2,015,000
Proceeds from issuance of debenture	—	—	—	1,000,000
Repayment of debenture	—	—	—	(1,000,000)
Expenses associated with notes payable	—	—	—	(153,719)
Repayment of notes payable				(1,515,000)

Net cash provided by financing activities	43,835,105	9,999	29,879,389	114,001,421

Net increase in cash and cash equivalents	6,657,764	(24,033,970)	18,524,469	15,931,243
Cash and cash equivalents at beginning of period	9,273,479	33,307,449	14,782,980	—

Cash and cash equivalents at end of period	$15,931,243	$9,273,479	$33,307,449	$15,931,243

Supplemental disclosures:
Cash paid for interest:	$—	$—	$—	$271,633

Supplemental disclosure of noncash investing and financing activities:
Non cash issuance of common stock	$—	$—	$500,000	$500,000

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

				Cumulative from
	Year Ended			February 23, 1998
	December 31,			(inception) to
	2007	2006	2005	December 31, 2007
Non cash addition of intangible asset	$2,000,000	—	—	$2,000,000
Options and warrants issued for services and financings	—	—	—	$1,222,574
Conversion of Merger Note and accrued interest to Series C stock	—	—	—	$519,795
Recapitalization in connection with Merger with Intrac	—	—	—	$1,153

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
1. Organization and Business
     Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries Javelin Pharmaceuticals U.K. Limited, Javelin Pharmaceuticals GmbH and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America, but we have established branch offices in the United Kingdom (“U.K.”) and Germany through which we will conduct commercial activities in the future. On October 31, 2007, we received marketing authorization approval in the U.K. for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007 upon first inclusion in local hospital formularies. Product revenues related to Dyloject are expected to occur in 2008.
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
     Javelin Pharmaceuticals, Inc. was incorporated in July 2005 in the State of Delaware by Intrac, Inc., a Nevada corporation (“Intrac”), for the purpose of migrating the Intrac corporate entity to Delaware (the “Migratory Merger”). The Migratory Merger was effective on September 7, 2005, at which time Javelin Pharmaceuticals continued the business conducted by Intrac. Through the Migratory Merger, each outstanding share of Intrac common stock was automatically exchanged for one share of Javelin Pharmaceuticals common stock. On December 6, 2004, Innovative Drug Delivery Systems, Inc. (“IDDS”), then a private operating company, consummated a merger with Intrac, a public shell company (the “Reverse Merger”). For accounting purposes, the Reverse Merger has been treated as a recapitalization of IDDS with IDDS as acquirer and with each share of IDDS common stock, stock options and warrants prior to the Reverse Merger converted to 1.018 shares of Intrac common stock, stock options and warrants following the Reverse Merger. Thus, all common share and per share data included herein have been adjusted as if the stock exchange had occurred at inception. Accordingly, IDDS is considered to have issued shares of its common stock, stock options and warrants to shareholders of Intrac in exchange for the net assets of Intrac. For the three year period prior to the Reverse Merger, Intrac’s operations were nominal. The assets, liabilities and historical operating results prior to the Reverse Merger are those of IDDS. Pro forma information giving effect to the Reverse Merger has not been provided since the Reverse Merger is not considered a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations.” At the time of the Reverse Merger, Intrac had 1,153,190 shares of common stock issued and outstanding, and Intrac did not hold any net assets. Therefore, since the Reverse Merger is accounted for as a recapitalization of IDDS, the Intrac common shares were included in the surviving corporation’s stockholders equity at their par value with an offset to additional paid-in capital of $1,153. As a result of the Migratory Merger, IDDS became a wholly-owned subsidiary of Javelin.
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
     The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we will not generate significant revenues from product sales in the twelve months following December 31, 2007. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through September 30, 2008, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. In addition, we have the ability to reduce discretionary spending to preserve cash. We may seek to raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Concentrations of Credit Risk
     Financial instruments which potentially subject us to concentrations of credit risk consist of cash, cash equivalents, and marketable securities. We have established investment guidelines that relate to credit quality and diversification and that limit exposure to any one issue of securities.
Cash and Cash Equivalents
     We consider all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. Our cash and cash equivalents are comprised of demand deposit accounts, money market accounts and U.S. Treasury obligations. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.
Marketable Securities
     Short-term marketable securities consist of certificates of deposit, government securities and corporate auction-rate securities with original maturities of greater than three months at the time of purchase. As of December 31, 2007, all the auction-rate securities held have original maturities in excess of one year. Our investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date on which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, we classify these securities as current as they are available for sale under SFAS No. 115 — Accounting for Certain Investments in Debt and Equity Securities. All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive loss in shareholders’ equity. Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other expense. The cost of available-for-sale securities sold is based on the specific identification method. We have established guidelines that maintain safety and provide adequate liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not recognized any charges for unrealized losses on available-for-sale securities that were determined to be other-than-temporary.
Inventory
     Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. At December 31, 2007, our inventory consisted entirely of Dyloject finished goods.
     We make the decision to capitalize inventory costs associated with our products at the point we believe future economic benefit will be realized, generally upon regulatory approval. Our inventory is currently manufactured by a third party manufacturer in the US. We do not capitalize inventory produced by the manufacturer until a batch is completed and released. A batch is released after testing and acceptance of the batch as commercially viable. At that point, we assume ownership and title to the inventory, and incur a liability. We do not have economic responsibility for product that is not commercially viable. Our inventory is initially considered work-in-process, as it is considered brite stock until it is labeled and packaged. Inventory is considered finished goods upon successful labeling and packaging of the product.
     We capitalize all or in part the following activities related to commercial inventory production for released inventory: commercial manufacturing, raw materials used, production expenses, quality assurance and testing, packaging and labeling, and shipping costs.
     Inventory is relieved to cost of goods sold upon sale at actual cost of production. We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required.
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

Leaseholds	3 – 5 years
Laboratory equipment	7 years
Furniture and fixtures	5 years
Computer equipment and software	3 years
Intangible Assets
     In connection with our research and development efforts, we have entered into various arrangements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights. Terms of the various license agreements may require us to make license and/or milestone payments upon the achievement of certain product development objectives and commercial objectives and pay royalties on future sales, if any, from the sale of commercial products.
     Our intangible assets consist of deferred milestone payments related to our products when future commercialization is considered probable and the future economic benefit is expected to be realized, generally upon regulatory approval. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments. They are amortized on a straight line basis over their remaining estimated useful lives, which is approximately 17 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.
     Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values.
Revenue Recognition
     We have been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which are used to subsidize our research and development projects (“Projects”). This revenue is recognized as subsidized Project costs for each period are incurred. For the year ended December 31, 2002, our revenue included $214,856 and $72,390 from the DOD and the NIH, respectively. In May 2003, we were granted an extension of a prior grant by the DOD in the amount of a $4.3 million contract. For the years ended December 31, 2006 and 2005, all of our research revenue came from reimbursements for costs incurred in relation to the contract from the DOD. For all periods presented, our only source of revenue was in the form of grants and contracts.
     Interest income is recognized as earned.
Research and Development Costs
     We expense all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing and upfront fees paid in connection with collaborative agreements for potential products prior to commercialization, as well as expenses incurred in performing research and development activities, including salaries and benefits, clinical trial and related clinical manufacturing expenses, share-based compensation expense, contract services and other outside expenses. For the years ended December 31, 2006 and 2005, we received reimbursements for research and development costs incurred in relation to the contract from the DOD, described above. For the years ended December 31, 2006 and 2005, research and development expenses that were incurred and reimbursed under our DOD grants and contracts were $842,171 and, $1,547,753, respectively.
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
     Disclosures required by SFAS No. 128 have been included in Note 10.

Deferred Financing Costs
     Costs incurred in connection with issuance of notes payable are deferred and amortized using the interest method as interest expense over the term of the debt instrument.
Comprehensive Loss
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the years ended December 31, 2007 and 2006, our comprehensive loss was $31.0 million and $17.8 million, respectively, which consisted of our net loss for each year and $13,712 and $(5,117) of unrealized gain (loss) on marketable securities for 2007 and 2006, respectively. We had no other comprehensive items to report other than net loss for the year ended December 31, 2005.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. We selected the modified prospective adoption method as prescribed in SFAS 123(R), and therefore we have not restated our financial statements for prior periods. Under the modified prospective application, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006.
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
     The adoption of SFAS 123(R) had and will have a material impact on our consolidated financial position and results of operations. See Note 11 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.
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
     We adopted Financial Interpretation Number 48, “Accounting for Uncertain Tax Positions” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The company did not establish any additional reserves for uncertain tax liabilities upon adoption of FIN 48.
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows..
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We currently do not expect the adoption of this Statement will have a material impact on our financial position or results of operations.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP FAS 157-2), which delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. We do not believe SFAS 157 or FSP FAS 157-2 will materially impact our consolidated financial statements.

3. Marketable Securities
     The following is a summary of our short term marketable securities available for sale as of December 31, 2007 and 2006:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2007:
Short-term marketable securities:
Certificates of Deposit	$9,181,337	$9,444	$(981)	$9,189,800
Commercial Paper	994,532	—	(182)	994,350
Taxable Auction Securities	10,135,000	—	—	10,135,000
Tax Free Auction Securities	999,687	313	—	1,000,000

Total short term marketable securities	$21,310,556	$9,757	$(1,163)	$21,319,150

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2006:
Short-term marketable securities:
Certificates of Deposit	$1,698,006	$713	$(137)	$1,698,582
U.S. Government Securities	2,398,785	—	(5,693)	2,393,092
Taxable Auction Securities	7,370,000	—	—	7,370,000

Total short term marketable securities	$11,466,791	$713	$(5,830)	$11,461,674

     In accordance with FASB Staff Position FAS115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2007:
Certificates of Deposit	$2,300,435	$(981)	$—	$—	$2,300,435	$(981)
Commercial Paper	994,350	(182)	—	—	994,350	(182)

Total	$3,294,785	$(1,163)	$—	$—	$3,294,785	$(1,163)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2006:
Certificates of Deposit	$496,800	$(137)	$—	$—	$496,800	$(137)
U.S. Government Securities	2,393,092	(5,693)	—	—	2,393,092	(5,693)

Total	$2,889,892	$(5,830)	$—	$—	$2,889,892	$(5,830)

     We have the intent and ability to hold these securities with unrealized losses to maturity or to recovery. Based on both the length of time and the extent to which the market value has been less than cost and the financial condition and near-term prospects of the issuer, we concluded that none of the unrealized losses at December 31, 2007 constituted other-than-temporary impairment.

4. Fixed Assets
     Fixed assets consist of the following:

	December 31,
	2007	2006
Leaseholds	$4,824	$15,435
Furniture and fixtures	132,337	113,474
Laboratory equipment	114,593	114,593
Computer equipment	247,505	136,204
Computer software	43,479	33,764
Construction in progress	272,836	—

	815,574	413,470
Less, accumulated depreciation	(270,379)	(176,307)

	$545,195	$237,163

     Depreciation expense was $97,650, $61,008 and $44,321 for 2007, 2006 and 2005, respectively.
5. Intangible Assets
     In December 2007 we paid $1.8 million to Shimoda Biotech (“Shimoda”) for the achievement of a milestone related to the successful commercialization of Dyloject in the U.K. Additionally, we have accrued an additional $2.0 million for a separate milestone that has been achieved, but is not due to be paid until the end of 2008 under the terms of our license agreement with Shimoda. The milestones have been recorded as intangible assets on our consolidated balance sheet as they relate to a commercialized product with future economic benefit, and are being amortized over the remaining life of the patents (approximately 17 years). Through December 31, 2007, we have recorded $4,423 of amortization expense to sales and marketing expense in our consolidated statement of operations. We expect amortization of intangible assets to be approximately $224,000 for each of the next five years.
6. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
Accounts payable	$1,431,787	$685,400
Accrued professional fees	195,077	220,333
Accrued research and development	2,153,864	964,944
Accrued compensation and benefits	1,458,598	878,808
Accrued sales and marketing consulting costs	658,804	325,165
Accrued milestone payment	2,000,000	—
Accrued other expenses	258,658	76,729

	$8,156,788	$3,151,379

7. Stockholders’ Equity
Shares Authorized
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
Shares and Warrants Issued
     In 1999, we issued 192,985 shares of common stock to a consultant in consideration for services rendered and a subscription receivable of $106. The fair value of the shares was $93,456, as estimated by us.
     In September 2000, we sold 160.565 units (“Units” or “Series A Financing”) to investors at a per Unit price of $100,000. Each Unit consisted of 25,000 shares of Series A Redeemable Preferred Stock (“Series A Stock”) (convertible into 25,872 shares of common stock) and 2,587 warrants (the “A Preferred Warrants”). Each A Preferred Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.87 per share. The A Preferred Warrants contain certain antidilution provisions, as defined. The fair value of the A Preferred Warrants at issuance was $960,361. On October 13, 2005, 388,885 A Preferred Warrants expired unexercised. At December 31, 2005, 26,518 of the A Preferred Warrants had been exercised (see Note 12).
     As partial consideration for the sale of the Units, we issued an option to purchase 15.83 units (the “Finders Units”) to members of the firm responsible for obtaining the Series A Financing. Each Finders Unit entitles the holder to purchase 25,000 shares of Series A Stock (convertible into 25,872 shares of common stock) and 2,587 Series A Preferred Warrants (the “Finders Warrants”) for $110,000 per Finders Unit. The fair value of the Series A Stock included in the Finders Units, which was accounted for as a cost of the Series A Financing, totaled $1,071,331. Each Finders Warrant entitles the holder to purchase one share of common stock at a per share price of $3.87. The Finders Warrants expired in September 2007. The fair value of the Finders Warrants at the date of issue was $107,825. At December 31, 2007, all of the Finders Warrants had either been exercised or had expired.
     In 2000, we issued to another consultant, who acted as an advisor to the Series A Financing, warrants to purchase up to 15,522 shares of common stock at an exercise price of approximately $0.001 per share. The fair value of the warrants at the issuance date was $55,790, which has been accounted for as a cost of the Series A Financing. All of the warrants were exercised in 2001.
     During December 2001, we issued shares of Series B Redeemable Preferred Stock (“Series B Stock”). The Series B conversion price represented a discount from the estimated fair value of the common stock at the time of issuance. Accordingly, the discount amount was considered incremental yield to the preferred stockholders and has been accounted for as a deemed dividend to preferred stockholders. Based on the conversion terms of the Series B Stock, a deemed dividend of approximately $3.6 million has been added to the net loss in the calculation of net loss applicable to common stockholders in the year ended December 31, 2001.
     In December 2004 we closed the private placement of 6,139,913 shares of common stock for proceeds of approximately $16.2 million, net of offering expenses of $1.9 million. As partial consideration for services rendered, we issued to the placement agent fully vested warrants to purchase up to 920,987 shares of common stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.95 per share. The Placement Warrants expire in December 2009. The fair value of the Placement Warrants at issuance was approximately $1.8 million, as estimated by us, using the method described in Note 11.
     In March 2005, in consideration of a termination fee, we granted warrants to an entity to purchase up to 10,184 shares of common stock at an exercise price of $2.49 per share. The warrants expire in March 2010. The fair value of the warrants at the date of issuance was $18,840, as estimated by us using the method described in Note 11.
     Also in March 2005, as part of an engagement fee for investor and public relations services, we granted warrants to an entity to purchase up to 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in March 2010. The fair value of the warrants at the date of issuance was $44,000, as estimated by us using the method described in Note 11.

     In April 2005, in consideration for investor and public relations services, we granted warrants to an entity to purchase up to 20,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in April 2010. The fair value of the warrants at the date of issuance was $35,200, as estimated by us using the method described in Note 11.
     In September 2005, as partial consideration for investor and public relation services, we granted warrants to an entity to purchase up to 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in September 2010. The fair value of the warrants at the date of issuance was $54,250, as estimated by us using the method described in Note 11.
     In November 2005 we closed the private placement of 14,222,215 shares of common stock and 711,111 warrants (the “Investor Warrants”) for proceeds of approximately $29.8 million, net of offering expenses of $2.2 million. Each Investor Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 per share. The Investor Warrants expire in December 2010 and contain certain antidilution provisions and registration rights, as defined. The fair value of the Investor Warrants at issuance was $1,376,000, as estimated by us using the method described in Note 11. As partial consideration for services rendered, we issued to the placement agents fully vested warrants to purchase up to 853,333 shares of common stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.48 per share. The Placement Warrants expire in November 2010. The fair value of the Placement Warrants at issuance was approximately $1.6 million, as estimated by us, using the method described in Note 11.
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
     On February 6, 2008, we filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which became effective on February 12, 2008. This registration statement allows us, from time to time, to offer and sell any combination of shares of common stock and/or preferred stock, various series of debt securities, and/or warrants to purchase any of such securities, either individually or in units comprised of any of such securities, but not to exceed $60 million. To date, we have not issued any additional securities or warrants under this registration statement.
8. Notes Payable
     1998 Notes. During 1998, we issued two notes payable to two banks with principal amounts of $145,000 and $80,000, respectively (the “Notes”). The Notes were due in September 2000 bearing interest of 1% over the Eurodollar rate and the bank’s prime rate, respectively. The Notes were guaranteed by one of our investors. At December 31, 1999, the outstanding balances on the Notes were $145,000 and $80,000, respectively, accrued interest totaled $1,400 and the weighted average interest rate was 7.5%. During 2000, the $145,000 Note was increased to $245,000.
     Both Notes were repaid in October 2000, following the issuance of Series A Stock (see Note 7).
     Bridge Notes. During 1999, we raised $1.04 million by issuing notes payable (the “Bridge Notes”) and warrants (the “Bridge Warrants”). The Bridge Notes accrued interest at 12% per annum for the first twelve months and 15% per annum for up to an additional year. At December 31, 1999, accrued interest on the Bridge Notes was approximately $86,000. In November, 2000, after the issuance of Series A Stock, the principal plus accrued interest totaling approximately $1,238,000 was repaid.

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
     2000 Note. In July 2000, we issued a one-year note to a commercial bank in the principal amount of $150,000 and bearing interest, payable monthly, based on the Eurodollar rate plus 1%. The note was guaranteed by one of our investors. In October 2000, following the closing of the sale of Series A Stock, the note was repaid.
     Merger Note. In November 2002, we issued a $500,000 convertible note, due on November 24, 2004, to eXegenics, Inc., pursuant to an agreement for the termination of a proposed merger with eXegenics, Inc. (the “Merger Note”). The Merger Note was bearing interest at prime plus 1%, as defined, which interest was due and payable annually. The unpaid principal and accrued interest on the Merger Note was to automatically convert into shares of our equity securities in the event that we completed a private placement, as defined, before November 24, 2004, or in the event of a consolidation, merger, combination, or reorganization, as defined. In the event of a private placement, the Merger Note and accrued interest was to be converted into the same series of securities offered in the private placement, at the same per share price paid by investors. At December 31, 2002, accrued interest on the Merger Note totaled $2,625. In August 2003, following a private placement, the principal and accrued interest, totaling $519,795, was converted into 339,736 shares of Series C Redeemable Preferred Stock (see Note 7).
     Bridge Debenture. In November 2004, we entered into a Securities Purchase Agreement and raised $1.0 million by issuing a Senior Secured Debenture (the “Bridge Debentures”) and warrants (the “Warrants”). The Bridge Debentures accrued interest at 10% per annum for a maximum term of 12 months. Subject to certain terms and conditions we granted to investors in the Bridge Debenture a security interest in certain of our assets. At December 6, 2004, upon the sale of common stock (see Note 6), the principal plus accrued interest totaling $1,008,611 was repaid, and the security interest in our assets was released.
     In connection with the issuance of the Bridge Debentures, we issued warrants to purchase up to 226,314 shares of common stock, with an exercise price of $2.65 per share, to the purchasers of the Bridge Debentures. The warrants contain anti-dilution provisions and expire in November 2009. We allocated the total proceeds to the fair value of the Bridge Debentures and the Warrants in accordance with APB No. 14, which resulted in $314,795 being allocated to the warrants. This amount was accounted for as debt discount and amortized to interest expense over the term of the Bridge Debentures. Professional fees incurred in connection with the Bridge Debentures, amounting to $25,000, were accounted for as deferred financing costs and amortized as additional interest expense during the year ended December 31, 2004.
9.	Commitments and Contingencies
a.	Operating Leases

We recognize rental expense for leases on the straight-line basis over the life of the lease.

New York, NY

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

Cambridge, MA

On May 1, 2005, we entered into a lease for office space in Cambridge, Massachusetts, which lease was amended effective June 1, 2006. Prior to the amendment, minimum rent for the lease was payable in equal monthly installments of $6,810 over the lease term. As a result of the amendment, we assumed additional office space in our Cambridge facility, the lease term was extended to May 31, 2012, and the minimum monthly rent for the lease was increased to $15,450 for the first twelve months, with rent escalations every 12 months thereafter. In August 2007, we further amended the lease for our Cambridge facility. As a result of the amendment, we assumed additional office space effective on each of September 1, 2007 and January 1, 2008. Minimum monthly rent for the additional space occupied in September is $31,493 through August 31, 2008, with rent escalations every 12 months thereafter. Minimum rent for the space to be occupied in January 2008 is $4,462 through August 31, 2008, with rent escalations every twelve months thereafter. The lease term for all our office space in Cambridge is through May 31, 2012. At December 31, 2007, our security deposit related to the lease was $133,570.

Lake Success, NY

In August 2006, we entered into a new lease for office space in Lake Success, New York with a three-year extendable term, which commenced on October 1, 2006. Minimum rent for the lease is initially $57,477 per annum, with an annual 3.5% rent escalation. In addition, upon execution of the lease, we paid a security deposit of $9,580.

U.K. and Germany

We also lease small office spaces in the U.K. and Germany, each of which has terms of one year or less. At December 31, 2007, our security deposits related to the leases totaled approximately $11,300.

For the years ended December 31, 2007, 2006 and 2005, we recognized rent expense of $497,055, $326,301 and $176,771, respectively, for all of our leases. A deferred lease liability of $225,498, $57,869 and $9,871 at December 31, 2007, 2006 and 2005, respectively, was recorded for rent expense in excess of amounts paid; the amount of additional rent paid was immaterial.

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

As of
December 31, 2007
2008	$798,748
2009	796,071
2010	779,882
2011	798,209
2012	334,419

$3,507,329

b.	Legal Proceedings

From time to time, we are involved in disputes or legal proceedings arising in the ordinary course of business. However, we do not believe that any such disputes or pending litigation would have a material adverse effect on our financial position, results of operations or cash flows.
c.	Research Collaboration, Licensing and Consulting Agreements
(i)	Stuart Weg, M.D. In September 2000, we assumed a license agreement, dated February 25, 1998, between the Predecessor Company and Stuart Weg, M.D. The license granted us exclusive worldwide rights, including the right to grant sublicenses, for the intellectual property surrounding transnasal ketamine. In connection therewith, we made an upfront payment to Dr. Weg, Herbert Brotspies, and Calgar & Associates (collectively the “Founders”) and issued the Founders shares of common stock, of which a portion is held in escrow and will be released to the Founders, if at all, upon the successful completion of the Phase 3 trial. The release of the shares from escrow is not contingent on the Founders’ performance. We also reimbursed the Founders for patent and other costs. We will pay semi-annual royalty payments to the Founders based on a percentage of net sales of transnasal ketamine by us or our sublicensees. In addition, we shall pay the Founders a defined percentage of all sublicensing fees or other lump sum payments. Under the terms of the license agreement, we are also obligated to make aggregate future payments upon the earlier of certain defined dates or satisfaction of certain clinical and regulatory milestones, which include the filing of a New Drug Application (“NDA”) with the Food & Drug Administration (“FDA”), the approval of an NDA by the FDA and the first commercial sale of a licensed product. A defined percentage of such milestone payments shall be creditable against royalties earned; provided, however, that in no event shall royalties earned be reduced by more than a certain percentage in any applicable semi-annual period. We may satisfy a portion of the milestone payments through the issuance of shares of our common stock provided that we are publicly traded at the time such milestone payment accrues. In April 2003 the license agreement was amended to allow for the August 2003 milestone to be paid in cash and Series C Stock. The Founders agreed to accept 65,360 shares of Series C Stock, valued at $0.1 million plus $0.15 million in cash as payment in full for the milestone. In November 2004, the license agreement was amended to defer payment of the $500,000 milestone from August 25, 2004, to a date on or before December 31, 2004. We were required to pay interest, at a rate of 4.75% per annum, on the amount of the milestone payment for the period from August 25, 2004 to the amended payment date. On December 21, 2004 we paid the milestone payment plus accrued interest totaling $507,964. On December 31, 2004 we accrued the final milestone payment of $500,000 and on April 7, 2005, we entered into an agreement and issued 169,735 shares of common stock as settlement of this final milestone payment, under the license agreement. The fair value of the shares issued was $500,000, as determined by the equity price of $2.95 on the date of grant.

(ii)	In connection with the license agreement described above, in February 1998 the Predecessor Company entered into a three year Consulting Agreement, renewable upon mutual consent, with each of Dr. Weg and Dr. Gary, pursuant to which both Dr. Weg and Dr. Gary were to provide us with such consulting services as we may reasonably request. In consideration for such services, we agreed to pay to each of Dr. Weg and Dr. Gary a consulting fee equal to $75,000 per year, payable in equal monthly installments. These agreements expired March 2001 and were not renewed.

(iii)	West Pharmaceutical Services, Inc. On August 25, 2000, we entered into a license agreement with West Pharmaceutical Services, Inc. (“West”) for rights to develop and commercialize intranasal morphine, fentanyl and other products. Under the terms of the agreement, we were granted an exclusive, worldwide, royalty bearing license, including the right to grant sublicenses, for the rights to the intellectual property covering these products. The license agreement will expire with the last to expire of the license patents in 2016. In consideration of the license, we paid and expensed on September 22, 2000 an up front fee. In addition, we are obligated to make royalty payments to West based upon net sales of products by us or our sublicensees, if any, as defined. We are also obligated to pay West a minimum annual royalty for each licensed product that receives approval by a regulatory agency to be marketed in any major market country, as defined, and to pay West a defined amount of any up-front license fees in the event that we sublicense any rights to any third party. In addition, under a Development Milestone and Option Agreement entered into in connection with the license agreement, we are obligated to make aggregate future payments totaling $5.0 million upon reaching certain defined development milestones, including the filing of an NDA with the FDA and the approval of an NDA by the FDA of a licensed product. Milestone payments can be paid in cash or equity upon the satisfaction of certain clinical and regulatory milestones and provided that we are publicly traded at the time such milestone payment accrues. Our ability to pay the upfront payment for the license agreement and the M-6-G fee (see below) was guaranteed by an affiliate of ours. The guarantee expired upon the payments by us of amounts owed to West. In addition, we granted West the right of first refusal to enter into a clinical manufacturing agreement for nasal morphine (see (iv) (a) below).
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

(c)	On October 24, 2000, we expanded our license agreement to include an additional development agreement with West for rights to develop and commercialize intranasal fentanyl. Pursuant to the development agreement, we would undertake a development program for intranasal fentanyl with West, and the parties would endeavor to complete the development program within the defined time table. However, we could use other suppliers should West be unable to either provide competitive cost bids or complete the program within a reasonable timeframe. In addition, under the development agreement, we were obligated to make aggregate future payments totaling $6.3 million upon reaching certain defined development milestones, which included completion of proof-of-principle studies, successful completion of a Phase 1/2 clinical trial, commencement of a Phase 3 clinical trial, filing of an NDA with the FDA and the approval of an NDA by the FDA of a licensed product. These milestone payments could be paid in cash or equity upon the satisfaction of certain clinical and regulatory milestones and provided that we were publicly traded at the time such milestone payment accrues. In October 2003, we and West amended the license agreement to exclude further development of fentanyl by us. All rights, duties and obligations between us and West related to fentanyl were terminated, including aggregate remaining future milestone payments of $6.3 million.
(d)	On November 17, 2000, we entered into a clinical manufacturing agreement with West to manufacture, package, purchase and sell to us nasal ketamine clinical product according to agreed upon clinical product specifications and price schedule. The agreement expired in November 2001.
(v)	On February 8, 2005, we consented to the assignment of the license agreements with West to Archimedes Pharma Limited (“Archimedes”) in connection with the sale of West’s Drug Delivery business to Archimedes. Under the terms of the assignment, Archimedes assumed all of West’s obligations and liabilities under the assigned agreements that by their respective terms are required to be paid, performed or discharged.

(vi)	Shimoda Biotech (Proprietary) Ltd. On December 14, 2001 (the “Effective Date”), we entered into an agreement (the “Shimoda Agreement”) with Shimoda Biotech (Proprietary) Ltd. and certain affiliated entities (collectively, “Shimoda”), for an exclusive worldwide license to commercialize formulations of pharmaceutical products containing diclofenac. We would pay: (i) a license fee to Shimoda and reimbursement for expenses, if certain defined events occur; (ii) two percent of the net proceeds, as defined, of our initial public offering (“IPO”) to Shimoda, but not less than $1 million or in excess of $2 million; (iii) aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones which includes submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product; and (iv) royalty payments to Shimoda based upon the sales of products by us or our sublicensees, if any, as defined. Upon achievement of a milestone, Shimoda has the option to receive payment in cash or shares of common stock. In the event Shimoda elects to receive common stock, the number of shares to be issued is based on a formula whereby the defined milestone payment is divided by the per share price of our common stock in an IPO as defined. Should common stock be issued in satisfaction of milestones, we will record a non-cash capital asset based on the fair value of the consideration paid at the date the milestone is achieved. Such a transaction could be material and could result in a material dilution to per share amounts. The Shimoda Agreement may be terminated (i) by either party due to breach by the other party that is not cured within 60 days of written notice; (ii) by Shimoda in the event of default by us for non-payment of amounts due that is not cured with 60 days of written notice; or (iii) by us at any time by giving 90 days written notice to Shimoda.

(vii)	In December 2005, we amended the Shimoda Agreement. Under the terms of the amendment, the total aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones remains unchanged although as amended include allowance of an MAA by the MHRA, submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product.

(viii)	In May 2006, we further amended the Shimoda Agreement. Under the previous agreement, we were required to launch a commercial product by December 14, 2007 or risk termination of the license at Shimoda’s option. Under the terms of the amendment, we are no longer required to launch a commercial product by December 14, 2007. Rather, we will be considered to be compliant with the Shimoda Agreement if we diligently continue to pursue regulatory approval as of that date.

(ix)	Precision Pharma Services, Inc. In February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc. (“Precision”). The initial term of the Supply Agreement is two years, and it is renewable in one-year increments. Under the Supply Agreement, Precision agreed to manufacture our requirements for the supply of Dyloject, in accordance with U.S. and E.U. good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. Either party may terminate the Supply Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable 30 or 90 day cure periods. Either party may also terminate the Supply Agreement upon 60 days’ prior written notice upon the occurrence of certain events involving the bankruptcy or insolvency of the other party, and the Supply Agreement shall automatically terminate upon the occurrence of certain events specified therein. Moreover, we may elect to terminate the Supply Agreement if Precision fails to meet its performance obligations regarding the manufacture of Dyloject in accordance with good manufacturing practices, and under certain other conditions.

(x)	Baxter Healthcare Corporation. In May 2007, we entered into a Development and Toll Manufacturing Agreement (the “Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”). The agreement is for U.S. drug supply and has a three year term, renewable thereafter in one-year increments. Under the Manufacturing Agreement, we committed to purchase at least $13,230,000 worth of Dyloject product manufactured to our specifications, commencing upon regulatory approval from the U.S. Food and Drug Administration (“FDA”). As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, the lack of FDA approval for Dyloject by a specified date.
10.	Net Loss per Share
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

The calculation of net loss per share, basic and diluted, for the periods ending December 31 is as follows:

	2007	2006	2005

Numerator:
Net loss, basic and diluted	$(31,031,374)	$(17,798,236)	$(10,611,772)
Denominator:
Weighted average common shares	45,462,653	40,179,543	27,831,188

Net loss per share, basic and diluted	$(0.68)	$(0.44)	$(0.38)

     Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

		For the Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price
Options	7,586,030	$3.41	6,120,904	$2.99	4,889,467	$2.91
Warrants	2,526,363	2.63	2,830,051	2.62	1,922,888	2.81

Total	10,112,393		8,950,955		6,812,355

11. Share-Based Compensation
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
     As a result of the adoption of SFAS 123(R), we recorded share-based compensation for 2007 and 2006 as follows:

	2007	2006
Research and development	$1,147,138	$924,218
Selling, general and administrative	2,312,912	1,898,721

Total impact on results of operations	$3,460,050	$2,822,939

Per share impact on results of operations	$0.08	$0.07

     We have not capitalized any compensation cost. In 2006 we recorded stock-based compensation charges of $479,442, related to the modification of stock option grants to two former employees and two former Board members. At January 1, 2006, there was no cumulative pre-tax adjustment resulting from the compensation cost recorded prior to the adoption of SFAS123(R) under APB 25.
     The fair value of the stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

	2007	2006
Expected volatility	80%	80%
Expected life	5.0 years	5.0 years
Dividend yield	0%	0%
Risk free interest rate	3.3%-5.1%	4.5%-5.2%
Weighted average per share grant date fair value	$3.51	$2.50
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
     As of December 31, 2007, under the 2005 Plan, options for the purchase of an aggregate of 5,845,797 shares of common stock are outstanding. The number of options remaining to be granted totals 2,614,065. In 2007, we granted a total of 1,421,532 stock options with exercise prices ranging from $3.84 to $7.09 per share, with a weighted average exercise price of $5.23, which primarily vest over three years. The deemed per share weighted average fair value of our stock options granted in 2007 was $3.51, based upon the quoted market closing price on the date of the grant using the Black-Scholes method. During 2007, 409,893 options were either forfeited due to terminations of employment or expired unexercised. There were 540,139 stock options exercised under the 2005 plan during 2007, for which we received proceeds of $1,100,380. No options were exercised in 2006 and no cash was used to settle equity instruments granted under our equity incentive plans.
     The following table summarizes stock option information for options granted under the 2005 Plan as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted- Average
		Remaining	Weighted-		Weighted-
Range of Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$1.50 - $1.90	559,207	5.3 years	$1.54	542,540	$1.52
$1.91 - $1.97	1,250,050	6.5 years	$1.96	1,250,050	$1.96
$1.98 - $2.80	527,500	7.3 years	$2.71	431,665	$2.71
$2.81 - $3.27	664,000	8.3 years	$3.05	334,334	$2.99
$3.28 - $3.87	760,921	8.2 years	$3.61	354,254	$3.56
$3.88 - $4.26	675,440	7.5 years	$4.07	329,651	$4.07
$4.27 - $7.09	1,408,679	8.5 years	$5.32	205,326	$5.37

$1.50 - $7.09	5,845,797	7.5 years	$3.38	3,447,820	$2.65

     Transactions involving options granted under the 2005 Plan during the years ended December 31, 2005, 2006 and 2007 are summarized as follows:

		Weighted-		Weighted-
	Number of	Average	Number	Average
	shares	Exercise Price	Exercisable	Exercise Price
Balance outstanding, December 31, 2004	2,712,575	$2.32	1,405,358	$2.66
Granted	1,313,750	$2.75	—	—
Exercised	—	—	—	—
Forfeited or expired	(314,770)	$2.14	—	—

Balance outstanding, December 31, 2005	3,711,555	$2.49	2,009,974	$2.56
Granted	1,935,182	$3.72	—	—
Exercised	—	—	—	—
Forfeited or expired	(272,260)	$3.77	—	—

Balance outstanding, December 31, 2006	5,374,477	$2.88	2,915,632	$2.54
Granted	1,421,352	$5.23	—	—
Exercised	(540,139)	$2.23	—	—
Forfeited or expired	(409,893)	$4.80	—	—

Balance outstanding, December 31, 2007	5,845,797	$3.38	3,447,820	$2.65

     The deemed per share weighted average fair value of our stock options at the time of the stock option grant for the years ended December 31, 2007, 2006 and 2005 was $3.51, $2.50 and $1.84, respectively, based upon the quoted market closing price on the date of the grant using the Black-Scholes method. The aggregate intrinsic values for options outstanding and exercisable as of December 31, 2007 were approximately $2.1 million and $3.7 million, respectively. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. As of December 31, 2007, the total compensation cost related to unvested option awards not yet recognized amounted to approximately $5.1 million, which will be recognized over a weighted average number of 1.8 years.
     Included in the balance outstanding at December 31, 2004 were the following options granted to members of the Board: (i) 362,194 options on February 25, 2002, with an exercise price of $5.36, approximately two-thirds of which were vested immediately with the remainder vesting through February 2003 and (ii) 50,921 options with an exercise price of $5.40 on April 1, 2002, one-quarter vesting immediately and the remainder vesting over three years. On the dates of grant, the fair value of our common stock was deemed to be $8.84 per share. Thus, in accordance with APB No. 25, we recorded unearned compensation of $1,431,498, which was equal to the total intrinsic value of those options on the respective dates of grant. We amortized unearned compensation as compensation expense, respectively, over the respective vesting periods of the options. For the years ended December 31, 2004 and 2005, we recognized $43,125 and $10,782 of compensation expense respectively for those options.
     Included in the options above, during the years ended December 31, 2000, 2002 and 2003 we granted 305,676 fully vested non-plan options, 50,921 fully vested options and 76,381 options vesting over one year under the IDDS Plan to non-employees (“Non-employee Options”) with average exercise prices of $3.87, $5.36 and $1.50, respectively, which are accounted for in accordance with EITF 96-18. The estimated fair values of the Non-employee Options on the grant dates in 2000 and 2002, totaling $707,550 and $62,564, respectively, were recognized as compensation expense in the years ended December 31, 2000 and 2002, respectively. During the year ended December 31, 2003, we recognized an expense of $57,672 in connection with Non-employee Options.
     During 2004, two consultants received a total of 6,620 options to purchase shares of common stock at an exercise price of $1.97 per share. The options fully vested upon the first anniversary of the grant and expire in June 2014. As of December 31, 2004, we recognized $14,498 of compensation expense for these options based upon their fair value as estimated by our management, at the grant date using the Black Scholes option pricing model. In addition, $118,003 of compensation expense was recognized in connection with the Non-employee Options that had been granted in 2003.

     During 2004, we granted a total of 1,094,793 stock options with an exercise price of $1.96 per share to four employees and a Board member. The options had an exercise price of $1.96 per share, and vest over three years. The deemed per share fair value of the common stock at the time of the stock option grant was $2.95, based upon the sale of common stock to investors in December 2004 (see Note 6). Accordingly, unearned compensation of $1,094,793, representing the intrinsic value of the options granted during 2004, was recorded. Such amount was amortized to compensation expense ratably over the respective vesting periods of the options. The total amortized compensation expense associated with the options granted in 2004 totaled $155,227 for the year ended December 31, 2004 and $334,890 for the year ended December 31, 2005.
     During 2005, we issued a total of 40,000 options to purchase shares of common stock at an exercise price of $2.85 per share for services rendered. The options were fully vested upon the grant date and expire in September 2015. As of December 31, 2005, we recognized $95,200 of compensation expense for these options based upon their fair value as estimated by our management at the grant date using the Black Scholes option pricing model.
     Non-Plan options
     In addition, as of December 31, 2007, we had outstanding 1,106,444 options which were granted to our Founders outside of the Javelin 2005 Plan, prior to the adoption of the IDDS Plan.
     The following table summarizes non-plan stock option information as of December 31, 2007:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Prices	Exercisable	Exercise Price
$3.87	1,106,444	2.8 years	$3.87	1,106,444	$3.87
     Transactions involving non-plan stock options during the years ended December 31, 2005, 2006 and 2007 are summarized as follows:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of Shares	Exercise Price	Exercisable	Exercise Price

Balance outstanding, December 31, 2004	1,185,299	$3.87	1,185,299	$3.87
2005: Exercised	(1,241)	$0.01		$0.01

Balance outstanding, December 31, 2005 and 2006	1,184,058	$3.87	1,184,058	$3.87
2007: Exercised	(77,614)	$3.87		$3.87

Balance outstanding, December 31, 2007	1,106,444	$3.87	1,106,444	$3.87

     In 2007, there were 77,614 non-plan stock options exercised for which we received proceeds of $300,366.

Pro-forma Disclosure
     The following table illustrates the effect on net loss and loss per share if we were to have applied the fair-value based method to account for all stock-based awards for the year ending December 31, 2005:

2005
Net loss as reported	$(10,611,772)
Add: Stock-based employee compensation included in net loss under APB No. 25	345,672
Deduct: Total stock-based employee compensation expense determined under fair value base method for all awards	(1,796,017)

Pro forma net loss	$(12,062,117)

Pro forma net loss per share (basic and diluted)	$(0.43)

     For the purposes of the above pro forma calculations, the fair value of each option granted was estimated on the date of grant using the Black Scholes option pricing model. The weighted-average fair value of all options granted during 2005 was $1.86 per share. The following table summarizes the assumptions used in computing the fair value of option grants.

2005
Expected volatility	80%
Expected life	5 years
Dividend yield	0%
Risk free interest rate	3.4 - 4.5%
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
12. Warrants and Units
     The following table summarizes warrant and unit activity for the period from February 23, 1998 (inception) to December 31, 2007:

	Placement	Debenture	Bridge	Investor	Consultants	Finders’
	Warrants	Warrants	Warrants	Warrants	Warrants	Units (1)
Issuance of Bridge Warrants (see Note 8)			236,127
Issuance of Consultants Warrants (see Note 8)					204,336

Balance outstanding, December 31, 1999	—	—	236,127	—	204,336	—
Issuance of Preferred A Warrants (see Note7)				415,403
Exercise of Consultants Warrants					(204,336)
Issuance of Finders Units (see Note 7)						15.83
Issuance of Consultants Warrants (see Note 7)					15,523

Balance outstanding, December 31, 2000	—	—	236,127	415,403	15,523	15.83
Exercise of Bridge Warrant			(15,893)
Exercise of Consultants Warrants					(15,523)

Balance outstanding, December 31, 2001 and 2002	—	—	220,234	415,403	—	15.83
Exercise of Bridge Warrants (see Note 8)	—	—	(2,270)

Balance outstanding, December 31, 2003	—	—	217,964	415,403	—	15.83

	Placement	Debenture	Bridge	Investor	Consultants	Finders’
	Warrants	Warrants	Warrants	Warrants	Warrants	Units (1)
Issuance of Debenture Warrants (see Note 8)		226,314
Issuance of Placement Warrants (see Note 7)	920,987

Balance outstanding, December 31, 2004	920,987	226,314	217,964	415,403	—	15.83
Exercise of Bridge and Investor Warrants			(217,964)	(26,518)
Expiry of Preferred A Warrant (see Note 7)				(388,885)
Issuance of Consultants Warrants (see Note 7)					80,184
Issuance of 2005 Investor Warrants (see Note 7)				711,111
Issuance of 2005 Placement Warrants (see Note 7)	853,333

Balance outstanding, December 31, 2005	1,774,320	226,314	—	711,111	80,184	15.83
Exercise of 2005 Investor Warrants				(4,444)

Balance outstanding, December 31, 2006	1,774,320	226,314	—	706,667	80,184	15.83
Exercise of 2005 Debenture Warrants (see Note 8)		(113,157)
Exercise of 2005 Investor Warrants (see Note 7)				(235,555)
Exercise of 2005 Consultants Warrants (see Note 7)					(58,124)
Exercise of Finders’ Units (see Note 7)						(15.73)
Expiry of Finders’ Units (see Note 7)						(0.10)

Balance outstanding, December 31, 2007	1,774,320	113,157	—	471,112	22,060	—

(1)	Each Finders’ Unit entitles the holder to purchase 28,459 shares of common stock. Total issuance entitles holders to purchase 450,506 shares common stock.
     During 2007, warrants to purchase up to 406,836 shares of our Common Stock were exercised, partially on a cashless basis, as a result of which we received proceeds of approximately $632,000 and issued 337,406 shares of common stock.
     Additionally, 15.73 options to purchase Finders’ Units comprised of shares of our Common Stock and Common Stock purchase warrants were exercised (including exercise of the warrants) in 2007 on a cashless basis for which we received no proceeds and issued 99,151 shares of common stock. At December 31, 2007, there are no Finders’ Units outstanding. The Finders’ Units expired on September 26, 2007 and 0.10 Finders’ Unit expired unexercised.
     See Note 11 for the description of the method and assumptions used to determine the fair value of the warrants issued.
13. Related Party Transactions
     From our inception through the year ended December 31, 2002, we received financial assistance from a principal stockholder in the form of office space and management and legal assistance provided at no cost. In accordance with Staff Accounting Bulletin No. 79, the value of such assistance has been reflected in the accompanying financial statements as an expense in the period benefited with a corresponding deemed capital contribution. The value of the financial assistance totaled $1,075,182 for the cumulative period from February 23, 1998 (inception) to December 31, 2002.
     In April 2007, we entered into an agreement with a director of our company to provide advisory services at the request of senior management. The arrangement provides that in no event will compensation to the director exceed $60,000 in 2007. Through December 31, 2007, we incurred and paid approximately $4,000 for advisory services under the agreement.
14. Income Taxes
     There is no net provision (benefit) for federal or state income taxes for the years ended December 31, 2007, 2006 and 2005 since we have incurred operating losses and have established valuation allowances equal to the total deferred tax asset due to the uncertainty with respect to achieving taxable income in the future.

     The tax effect of temporary differences and net operating losses as of December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets and valuation allowance:
Net operating loss carry forwards — Domestic	$29,789,000	$20,230,000
Net operating loss carry forwards — Foreign	708,000	—
Other deferred tax assets	4,900,000	5,127,000
Research and development tax credit carryforwards	3,064,000	2,882,000
Valuation allowance	(38,461,000)	(28,239,000)

	—	—

     As of December 31, 2007, we had approximately $69.8 million of domestic net operating loss carryforwards and $2.5 million of foreign net operating loss carryforwards which either expire on various dates through 2027 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal, state and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. In connection with preparing our 2006 tax return, we adjusted the carrying values of our deferred tax assets, with a corresponding adjustment to the valuation allowance. These adjustments had no effect on our results of operations or our financial position.
     We have additional net operating loss carryforwards of approximately $1.6 million resulting from excess tax deductions from stock options exercised since 2006. Pursuant to SFAS No. 123R, the deferred tax asset relating to excess tax benefit from these exercises was not recognized for financial statement purposes.
     Our effective tax rates for 2007, 2006 and 2005 are calculated as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Pre tax income (loss)	$(30,981,496)		$(17,798,236)		$(10,611,772)

Federal tax provision (benefit) at statutory rate	(10,533,709)	34%	(6,051,400)	34%	(3,608,002)	34%
State income tax benefit net of federal tax benefit	(2,168,829)	7%	(1,834,003)	10%	(748,462)	7%
Permanent differences	999,299	-3%	382,663	-2%	427,039	-4%
R & D credit	(1,353,485)	4%	(1,108,705)	6%	(776,328)	7%
Change in valuation allowance	10,222,000	-33%	9,688,000	-54%	3,679,000	-35%
Change in rate	1,468,932	-5%	—	0%	911,066	-9%
Other	1,365,792	-4%	(1,076,555)	6%	115,687	-1%

Total income tax provision / (benefit)	$—	0.0%	$—	0.0%	$—	0.0%

     We adopted Financial Interpretation Number 48, “Accounting for Uncertain Tax Positions” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We did not establish any additional reserves for uncertain tax liabilities upon adoption of FIN 48. A summary of our adjustments to our uncertain tax positions in the current year are as follows:

Balance at January 1, 2007 (adoption of FIN 48)	$—
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2007	$—

     We have not recognized any interest and penalties in the statement of operations because of our net operating losses and tax credits that are available to be carried forward.
     We will account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.
     We do not expect that the amounts of unrecognized benefits will change significantly within the next 12 months.
     We are currently open to audit under the statute of limitations by the Internal Revenue Service, state, and foreign jurisdictions for various years from our inception through 2006.
15. Other Income
     For the years ended December 31, 2007 and 2006, other income consists primarily of $1.9 million and $1.3 million, respectively, of interest income for interest earned on our cash, cash equivalents and short term marketable securities available for sale. For the year ended December 31, 2007 we had higher average invested balances of cash, cash equivalents and short term investments than in 2006. Additionally, in February 2006, we settled litigation with West Pharmaceutical Services, Inc. (“West”) regarding West’s assignment of certain license agreements to Archimedes Pharma Limited (“Archimedes”) as part of the sale of West’s drug delivery business to Archimedes. Under the terms of the settlement, on March 1, 2006 West paid us approximately $600,000 to resolve all claims and we exchanged mutual releases. This amount is included in other income for the year ended December 31, 2006.
16. Javelin Pharmaceuticals, Inc. 401(k) Plan and Employee Stock Purchase Plan
     Effective January 1, 2007, we provided a 401(k) Plan available to all of our U.S. employees. Participants may make voluntary contributions. We currently do not make matching contributions, but may consider doing so at some point in the future, according to the 401(k) Plan’s matching formula.
     On June 26, 2007, shareholders approved our 2007 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares at a discount through payroll deductions, subject to certain eligibility requirements. The number of shares of common stock that may be sold pursuant to the ESPP shall not exceed, in the aggregate, 100,000 shares. The ESPP shall be implemented by a series of Offering Periods of six (6) months’ duration, with new Offering Periods commencing on or about May 1 and November 1 of each year (or at such other time or times as may be determined by the Board of Directors). The first Offering Period shall commence on May 1, 2008 and continue until October 31, 2008. The ESPP is classified under SFAS 123(R) as a “compensatory” plan because participants have the right to purchase Common Stock at less than 95% of the fair market value on the Grant Date and because the ESPP allows for a “look-back” to allow participants to purchase stock-based upon the fair market value on the Grant Date as opposed to the Purchase Date. Under SFAS 123(R), we must record a charge to earnings equal to the fair value of the right to purchase common stock under the ESPP.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
     The following tables set forth unaudited quarterly operating results for fiscal years 2007 and 2006 in dollars. The information in these tables has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, all adjustments that management considers necessary for the fair presentation thereof. These unaudited results should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. The sum of the quarterly loss per share may not total annual amounts reported in the consolidated financial statements as a result of any quarterly changes in the amount of weighted average common shares used in the calculation of basic and diluted loss per share.
2007 Quarterly results of operations

	Unaudited Quarter ended
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data)	2007	2007	2007	2007

Government grants and contract revenue	$—	$—	$—	$—
Operating expenses
Research and development	3,332	4,639	5,384	5,664
Selling, general and administrative	2,774	3,023	3,487	4,527
Depreciation and amortization	20	24	25	29

Operating loss	(6,126)	(7,686)	(8,896)	(10,220)
Other income (expense)	223	452	675	547

Net loss attributable to common stockholders	(5,903)	(7,234)	(8,221)	(9,674)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.16)	$(0.17)	$(0.20)

Weighted average shares	40,244	44,400	48,424	48,661

2006 Quarterly results of operations

	Unaudited Quarter ended
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data)	2006	2006	2006	2006

Government grants and contract revenue	$82	$491	$155	$114
Operating expenses
Research and development	1,324	3,013	3,694	2,823
Selling, general and administrative	1,688	2,310	2,484	3,127
Depreciation and amortization	11	13	17	20

Operating loss	(2,941)	(4,845)	(6,040)	(5,856)
Other income (expense)	916	315	343	310

Net loss attributable to common stockholders	(2,025)	(4,530)	(5,697)	(5,546)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.11)	$(0.14)	$(0.14)

Weighted average shares	40,178	40,178	40,180	40,182

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
     Disclosure Controls and Procedures. As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
     Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.
     Attestation Report of the Registered Public Accounting Firm. McGladrey & Pullen, LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting.
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2007.
ITEM 9B. OTHER INFORMATION.
     We filed Forms 8-K for the fourth quarter of fiscal 2007 disclosing therein all information required to be disclosed in a Form 8-K during that fiscal quarter.

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 24, 2008.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 24, 2008.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 24, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 24, 2008.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 24, 2008.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)(2) Financial Statements and Financial Statement Schedule.
     The financial statements and schedule listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.
(a)(3) Exhibits.
     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 2008.

JAVELIN PHARMACEUTICALS, INC.

By:	/s/ Martin J. Driscoll

Name:	Martin J. Driscoll
Title:	Chief Executive Officer
POWER OF ATTORNEY
     Each director and/or officer of the registrant whose signature appears below hereby appoints Martin J. Driscoll and/or Stephen J. Tulipano as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission, any and all amendments, to this Annual Report of Form 10-K.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin J. Driscoll Martin J. Driscoll	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ Stephen J. Tulipano Stephen J. Tulipano	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008

/s/ Daniel B. Carr Daniel B. Carr	Chief Medical Officer, Vice Chairman of the Board and a Director	March 14, 2008

/s/ Fred H. Mermelstein Fred H. Mermelstein	President and Director	March 14, 2008

/s/ Douglas G. Watson Douglas G. Watson	Chairman of the Board and Director	March 14, 2008

/s/ Jackie M. Clegg Jackie M. Clegg	Director	March 14, 2008

/s/ Neil W. Flanzraich Neil W. Flanzraich	Director	March 14, 2008

/s/ Georg Nebgen Georg Nebgen	Director	March 14, 2008

/s/ Peter D. Kiernan, III Peter D. Kiernan, III	Director	March 14, 2008

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 6, 2004 among Intrac, Inc. (“Intrac”), Intrac Merger Sub Inc. (“Intrac Sub”), and Innovative Drug Delivery Systems, Inc. (“IDDS”) (filed as Exhibit 2.1 to our Form 8-K filed December 10, 2004 (the “December 2004 Form 8-K”), and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, between Intrac and the Company (filed as Appendix B to the Intrac Proxy Statement, dated August 1, 2005, and incorporated herein by reference).

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K filed September 9, 2005 (the “September 2005 Form 8-K”), and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K filed July 25, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Form 8-K filed August 1, 2007, and incorporated herein by reference).

3.4	First Amendment to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to our Form 8-K filed December 18, 2007, and incorporated herein by reference).

3.5	Certificate of Merger between the Company and Intrac Inc. (filed as Exhibit 3.3 to the September 2005 Form 8-K, and incorporated herein by reference).

4.1	2004 Omnibus Stock Incentive Plan (filed as Exhibit 4.1 to the December 2004 Form 8-K, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated November 5, 2004, issued by IDDS (filed as Exhibit 4.3 to our Registration Statement on Form SB-2 (No. 333-122177) filed with the SEC on January 20, 2005 (the “2005 Form SB-2”), and incorporated herein by reference).

4.3	Placement Agent Warrant Agreement, dated December 6, 2004, issued by IDDS (filed as Exhibit 4.4 to the 2005 Form SB-2, and incorporated herein by reference).

4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to our Form 8-K filed November 10, 2005 (the “November 2005 Form 8-K”), and incorporated herein by reference).

4.5	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the November 2005 Form 8-K, and incorporated herein by reference).

4.6	Common Stock Purchase Warrant, dated September 7, 2005, issued to Aurora Capital LLC (filed as Exhibit 4.6 to our Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), and incorporated herein by reference).

4.7.1	Common Stock Purchase Warrant, dated September 7, 2005, issued to The Investor Relations Group, Inc. (filed as Exhibit 4.7.1 to the 2005 Form 10-K, and incorporated herein by reference).

Exhibit No.	Description
4.7.2	Common Stock Purchase Warrant, dated September 30, 2005, issued to The Investor Relations Group, Inc. (filed as Exhibit 4.7.2 to the 2005 Form 10-K, and incorporated herein by reference).

4.8	Common Stock Purchase Warrant, dated September 7, 2005, issued to Two River Group Holding, LLC (filed as Exhibit 4.8 to the 2005 Form 10-K, and incorporated herein by reference).

4.9	2007 Employee Stock Purchase Plan (filed as Appendix A to the Proxy Statement on Schedule 14A filed on May 31, 2007, and incorporated herein by reference).

10.1.1	Form of Subscription Agreement for the December 2004 IDDS Placement (filed as Exhibit 10.2 to the December 10 Form 8-K, and incorporated herein by reference).

10.1.2	Form of Registration Rights Agreement dated as of December 6, 2004 between IDDS and each purchaser in the December 2004 IDDS Placement (filed as Exhibit 10.3 to the December 2004 Form 8-K, and incorporated herein by reference).

10.2	License Agreement effective as of December 14, 2001 among Farmarc N.A.N.V., Farmarc Netherlands B.V., Shimoda Biotech (Proprietary) Ltd. and IDDS (filed as Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-76190) filed by IDDS with the SEC (the “IDDS Form S-1”), and incorporated herein by reference).

10.3.1	License Agreement dated as of August 25, 2000 among West Pharmaceutical Services, Inc., West Pharmaceutical Services Drug Delivery & Clinical Research Centre Ltd. and IDDS (filed as Exhibit 10.4 to the IDDS Form S-1, and incorporated herein by reference).

10.3.2	Amendment, dated February 8, 2005, to West Pharmaceutical Services Agreement (filed as Exhibit 10.3.2 to our Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.4	License Agreement effective as of February 25, 1998 between Dr. Stuart Weg and IDDS (as successor in interest to Pain Management, Inc.) (filed as Exhibit 10.2 to the IDDS Form S-1, and incorporated herein by reference).

10.5	Employment Agreement, dated as of September 7, 2004, between IDDS and Daniel B. Carr (filed as Exhibit 10.5 to the December 2004 Form 8-K, and incorporated herein by reference).

10.6.1	Securities Purchase Agreement dated as of November 4, 2004 among the Purchasers named therein and IDDS (filed as Exhibit 10.6.1 to the 2005 Form SB-2, and incorporated herein by reference).

10.6.2	Form of 10% Senior Secured Debenture, dated November 4, 2004, in the aggregate principal amount of $1,000,000 issued by IDDS (filed as Exhibit 10.6.2 to the 2005 Form SB-2, and incorporated herein by reference).

10.7.1	Securities Purchase Agreement, dated as of November 3, 2005 among the investors named therein and the Company (filed as Exhibit 10.1 to the November 2005 Form 8-K, and incorporated herein by reference).

Exhibit No.	Description
10.7.2	Registration Rights Agreement, dated as of November 7, 2005, among the Holders named therein and the Company (filed as Exhibit 10.2 to the November 2005 Form 8-K, and incorporated herein by reference).

10.8	Employment Agreement, dated as of April 8, 2006, between the Company and Stephen J. Tulipano (filed as Exhibit 10.1 to our Form 8-K filed on April 26, 2006, and incorporated herein by reference).

10.9	Term Sheet for Employment of David B. Bernstein, dated as of March 2, 2006 (filed as Exhibit 10.2 to our Form 8-K filed on April 26, 2006, and incorporated herein by reference).

10.10*	Commercial Supply Agreement, dated February 15, 2007, between the Company and Precision Pharma Services, Inc. (filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

10.11*	Development and Toll Manufacturing Agreement, dated as of April 25, 2007, between the Company and Baxter Healthcare Corporation (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, and incorporated herein by reference).

16.1	Letter from Paritz & Company, P.A., dated December 13, 2004 (filed as Exhibit 16.1 to our Form 8-K filed for an event of December 13, 2004, and incorporated herein by reference).

21**	List of Subsidiaries.

23.1**	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm.

23.2**	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm.

24**	Power of Attorney (on signature page).

31.1**	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

**	Filed herewith