Form 10-Q
period 2008-03-31
JAVELIN PHARMACEUTICALS, INC
filed 2008-05-12
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2008, 49,097,367 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
INDEX

Page
PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2007 and the cumulative period from February 23, 1998 (inception) to March 31, 2008	4
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2008	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007 and the cumulative period from February 23, 1998 (inception) to March 31, 2008	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4. CONTROLS AND PROCEDURES	22
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS	23
ITEM 6. EXHIBITS	25
SIGNATURES	26
CERTIFICATIONS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I- FINANCIAL INFORMATION
Item 1: Financial Statements
Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$22,243,169	$15,931,243
Short term marketable securities available for sale	4,975,000	21,319,150
Accounts receivable, product sales	61,787	—
Inventory	667,013	116,143
Prepaid expenses and other current assets	1,312,891	1,289,809

Total current assets	29,259,860	38,656,345
Fixed assets, at cost, net of accumulated depreciation	984,705	545,195
Intangible assets, net of accumulated amortization	3,739,485	3,795,577
Other assets	157,729	154,498

Total assets	34,141,779	43,151,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	7,759,386	8,156,788
Deferred lease liability	587,333	484,141

Total current liabilities	8,346,719	8,640,929

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2008 and December 31, 2007, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2008 and December 31, 2007; 49,097,367 and 48,990,845 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	49,097	48,990
Additional paid-in capital	145,988,611	144,922,785
Other comprehensive income (loss)	—	8,594
Deficit accumulated during the development stage	(120,242,648)	(110,469,683)

Total stockholders’ equity	25,795,060	34,510,686

Total liabilities and stockholders’ equity	$34,141,779	$43,151,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative
			from
			February 23,
			1998
	For the Three Months Ended		(inception) to
	March 31,		March 31,
	2008	2007	2008
Revenues:
Product revenue	$65,793	$—	$65,793
Government grants and contracts	—	—	5,804,824

Total revenues	65,793	—	5,870,617
Costs and expenses:
Costs of product revenue	49,907	—	49,907
Research and development	5,665,450	3,331,727	81,902,017
Selling, general and administrative	4,476,271	2,773,646	48,017,636 (1)
Depreciation and amortization	40,753	20,017	317,016

Total costs and expenses	10,232,381	6,125,390	130,286,576

Operating loss	(10,166,588)	(6,125,390)	(124,415,959)

Other income (expense):
Interest income	357,020	233,441	4,476,380
Interest expense	—	(699)	(944,657)
Other income	36,603	—	641,588

Total other income (expense)	393,623	222,742	4,173,311

Net loss	(9,772,965)	(5,902,648)	(120,242,648)
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	(3,559,305)

Net loss attributable to common stockholders	$(9,772,965)	$(5,902,648)	$(123,801,953)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.15)

Weighted average shares	48,790,508	40,244,010

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2008
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	during the	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Stage	Equity

Balance at December 31, 2007	48,990,845	$48,990	$144,922,785	$8,594	$(110,469,683)	$34,510,686
Net loss for the period ending March 31, 2008					(9,772,965)	(9,772,965)
Change in unrealized gain on investments				(8,594)		(8,594)
Total comprehensive income (loss)						(9,781,559)
Share based compensation expense			843,573			843,573
Exercise of stock options	106,522	107	222,253			222,360

Balance at March 31, 2008	49,097,367	$49,097	$145,988,611	$—	$(120,242,648)	$25,795,060

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008
(Unaudited)

			Cumulative from
	For the Three Months Ended		February 23, 1998
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net Loss	$(9,772,965)	$(5,902,648)	$(120,242,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,753	20,017	317,016
Amortization of intangible asset	56,092	—	60,515
Stock based compensation expense	843,573	865,517	7,126,562
Realized gain on sale of marketable securities	(34,773)	—	(34,773)
Amortization of premium/discount on marketable securities	(6,323)	(2,432)	(44,861)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation	—	—	345,672
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	—	113,645	—
(Increase) decrease in inventory	(550,870)	—	(667,013)
(Increase) decrease in prepaid expenses, other current assets and other assets	(85,684)	(149,609)	(1,510,197)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(433,690)	(660,734)	5,724,765
Increase (decrease) in deferred lease liability	103,191	25,092	587,332
Increase in due to Licensor	—	—	500,000

Net cash used in operating activities	(9,840,696)	(5,691,152)	(84,017,397)

Cash flows from investing activities:
Purchases of short-term investments	(2,100,000)	(3,575,000)	(82,752,017)
Redemptions of short-term investments	18,476,653	4,825,000	77,856,653
Capital expenditures	(446,391)	(18,997)	(1,267,850)
Acquisition of intangible assets	—	—	(1,800,000)

Net cash provided by (used in) investing activities	15,930,262	1,231,003	(7,963,214)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	125,001	752,213
Proceeds from exercise of options	222,360	167,305	1,623,118
Proceeds from sale of Common Stock	—	—	95,392,074
Proceeds from sale of Preferred Stock	—	—	25,451,201
Costs associated with sale of Common Stock	—	—	(7,576,722)
Costs associated with sale of Preferred Stock	—	—	(1,764,385)
Proceeds from notes payable	—	—	2,015,000

			Cumulative from
	For the Three Months Ended		February 23, 1998
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Proceeds from issuance of debenture	—	—	1,000,000
Repayment of debenture	—	—	(1,000,000)
Costs associated with notes payable	—	—	(153,719)
Repayment of notes payable	—	—	(1,515,000)

Net cash provided by financing activities	222,360	292,306	114,223,780

Net increase (decrease) in cash and cash equivalents	6,311,926	(4,167,843)	22,243,169
Cash and cash equivalents at beginning of period	15,931,243	9,273,479	—

Cash and cash equivalents at end of period	$22,243,169	$5,105,636	$22,243,169

Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633
Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of Common Stock	$—	$—	$500,000
Non-cash addition of intangible assets	$—	$—	$2,000,000
Options and warrants issued for services and financings	$—	$—	$1,222,574
Conversion of merger note and accrued interest to Series C stock	$—	$—	$519,795
Recapitalization in connection with merger with Intrac	$—	$—	$1,153
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries Javelin Pharmaceuticals UK Limited, Javelin Pharmaceuticals GmbH, and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America, but we have established branch offices in the United Kingdom and Germany. On October 31, 2007, we received marketing authorization approval in the U.K. for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December 2007 upon first inclusion in local hospital formularies. Product revenues related to Dyloject began in the first quarter of 2008.
In addition to the normal risks associated with a new business venture, there can be no assurance that our research and development will be successfully completed or that any approved product will be commercially viable. In addition, we operate in an environment of rapid change in technology, are governed by rules, regulations, and requirements of the regulatory agencies, are dependent upon raising capital to fund operations, and are dependent upon the services of our employees, collaborators and consultants.
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q.
The consolidated balance sheet as of December 31, 2007 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.
The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. We will generate revenues from product sales in 2008 in the United Kingdom and potentially Germany. The extent of the anticipated product sales is dependent upon many factors, including market acceptance of our product. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through June 2009, assuming the closing of the registered direct offering of 11,423,107 shares of our common stock described elsewhere in the Quarterly Report on Form 10-Q, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. In addition, we have the limited ability to reduce discretionary spending to preserve cash. We may seek to raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended by SAB 104. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations.
Our product revenue consists of sales of Dyloject in the U.K., which began in the first quarter of 2008. We sell product directly to hospitals upon approval from their formulary process at a price which has been approved by the U.K. National Health Services. Due to the nature of our pricing as approved by the U.K. National Health Services and the national healthcare process, as of March 31, 2008, our sales do not have any provisions for chargebacks, rebates, discounts or other adjustments to gross revenue recorded.
Our return policy allows for returns based on subjective criteria of the buyer for a limited period of time after the product is delivered. Because we have just begun recording sales in the first quarter of 2008, we do not have a significant amount of history to draw upon in determining the level of returns that we might experience based on our return policy. As such, we believe it is appropriate not to record revenue on those shipments occurring in the reporting period that could be returned in the following reporting period, and will recognize revenues on those shipments when the right of return restrictions lapse in the subsequent period.
Recent Accounting Pronouncements
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 effective January 1, 2008 and decided not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. We do not currently expect this pronouncement to have a significant impact on our financial statements.
3. Inventory
Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. It is comprised entirely of Dyloject. The components of inventory are as follows:

	March 31, 2008	December 31, 2007
Work in process	$583,965	$—
Finished goods	83,048	116,143

Total	$667,013	$116,143

4. Intangible Assets
As of March 31, 2008 and December 31, 2007, our intangible assets related to our Shimoda milestones were as follows:

	March 31, 2008	December 31, 2007
Cost	$3,800,000	$3,800,000
Accumulated amortization	(60,515)	(4,423)

Intangibles, net	$3,739,485	$3,795,577

For the three months ended March 31, 2008, our amortization expense of the intangible assets amounted to $56,092.
5. Fair Value Measurements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

      Level 1 - Quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in Level 1 are marketable equity available for sale securities that are traded in an active exchange market.
      Level 2 - Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are warrants and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
      Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. At March 31, 2008, we had no Level 3 financial instruments.
As indicated in the table below, our marketable securities are the only asset or liabilities that are measured at fair value on a recurring basis as of March 31, 2008. The fair values of our marketable securities are determined through market, observable and corroborated sources.

	As of March 31, 2008	Level 1	Level 2	Level 3

Assets:
Marketable securities	$4,975,000	—	$4,975,000	—

	$4,975,000	—	$4,975,000	—

6. Income Taxes
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated our tax positions related to our deferred tax assets and their valuation allowances as of March 31, 2008. As a result of our evaluation, we believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. As of the date of these condensed consolidated financial statements, all tax years for which the Company has a net operating loss are open to the possibility of examination by federal, state, or local taxing authorities. Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of March 31, 2008.

7. Stockholders’ Equity
Registered direct offering of common stock
On May 8, 2008, we entered into subscription agreements with certain institutional investors relating to the sale to such investors of 11,423,107 shares of our Common Stock in a registered direct offering. The closing of the offering is expected to take place on or about May 13, 2008. The aggregate gross proceeds from the offering are expected to be approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, are expected to be approximately $25.7 million. We anticipate using the net proceeds from the sale of the Common Stock offered to fund clinical research and development programs, the commercialization and manufacturing of our product candidates, and for other general corporate purposes. The Common Stock being sold in the offering has been registered on a universal shelf registration statement on Form S-3 (No. 333-149090) that was filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2008 and declared effective by the SEC on February 12, 2008, and under which approximately $32.5 million will remain available for future issuance following the closing of the offering.
Comprehensive Loss
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the three months ended March 31, 2007, our comprehensive loss was $5.9 million, which consisted of our net loss and $2,792 change in unrealized gain on marketable securities. We had no other comprehensive items to report other than net loss for the three months ended March 31, 2008.
8. Share Based Compensation
Stock Incentive Plan
We recorded share-based compensation for the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended
	March 31,
	2008	2007
Research and development	$263,469	$263,398
Selling, general and administrative	580,104	602,119

Total impact on results of operations	843,573	865,517

Per share impact on results of operations	$0.02	$0.02
The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	77%	80%
Expected life	5.0 years	5.0 years
Dividend yield	0%	0%
Risk free interest rate	2.8%	4.7%
Weighted average per share grant date fair value	$2.02	$3.35

Transactions involving options granted under the 2005 Plan during the three months ended March 31, 2008 are summarized as follows:

	Options Outstanding		Options Exercisable
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	Exercisable	Exercise Price

Balance outstanding, January 1, 2008	5,845,797	$3.38	3,447,820	$2.65
Granted during the period	1,727,957	$3.17	—	—
Exercised during the period	(106,522)	$2.09	—	—
Forfeited during the period	(171,666)	$3.95	—	—
Expired during the period	(20,834)	$4.05	—	—

Balance outstanding, March 31, 2008	7,274,732	$3.33	3,832,561	$2.91

In the three months ended March 31, 2008, we granted stock options having exercise prices ranging from $2.86 to $4.11 per share, with a weighted average exercise price of $3.17, which primarily vest over three years. This includes an annual award to employees of approximately 762,000 in January 2008 at a grant price of $3.53, and an award of 850,000 stock options to our new Chief Executive Officer in March 2008 at a grant price of $2.86. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the three months ended March 31, 2008 was $2.02, based upon the quoted market closing price on the date of the grant using the Black-Scholes method.
The weighted average remaining contractual lives of the options outstanding and exercisable were approximately 7.9 years and 6.7 years, respectively. We have not capitalized any compensation cost or recorded significant stock based compensation charges related to the modification of any stock option grants for the three months ended March 31, 2008 and 2007. We received proceeds of $222,360 and $167,305 for stock options exercised during the three months ended March 31, 2008 and 2007, respectively.
As of March 31, 2008, the total compensation cost related to unvested option awards not yet recognized amounted to $6.8 million, which will be recognized over a weighted average of 2.1 years.
Non-Plan Options
The following table summarizes non-plan stock option information as of March 31, 2008:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Vested	Price

$3.87	1,106,444	2.56	$3.87	1,106,444	$3.87

There were no transactions involving non-plan stock options during the three months ended March 31, 2008.
9. Net Loss Per Share
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

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss, basic and diluted	$(9,772,965)	$(5,902,648)
Denominator:
Weighted average common shares	48,790,508	40,244,010
Net loss per share, basic and diluted	$(0.20)	$(0.15)
Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three Months Ended March 31,
	2008		2007
		Weighted		Weighted
	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise
	Number	Price	Number	Price
Options	7,960,435	$3.43	7,890,586	$3.31
Warrants	2,380,649	$2.63	2,753,805	$2.63

Total	10,341,084		10,644,391

10. Commitments and Contingencies
      Operating Leases
          We recognize rental expense for leases on the straight-line basis over the life of the lease.
          For the three months ended March 31, 2008 and 2007, we recognized rent expense of $204,330 and $88,586, respectively. We recorded a deferred lease liability of $587,333, and $484,141 at March 31, 2008 and December 31, 2007, respectively, for rent expense in excess of amounts paid.
          Legal Proceedings
      From time to time, we are involved in disputes or legal proceedings arising in the ordinary course of business. However, we do not believe that any such current disputes or pending proceedings will have a material adverse effect on our financial position, results of operations or cash flows.
          Research Collaboration, Licensing and Consulting Agreements
      In connection with our research and development efforts, we have entered into various arrangements that provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements may require us to make milestone payments upon the achievement of certain product development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration.

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations
This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 included in the 2007 Form 10-K and the condensed consolidated unaudited financial statements as of March 31, 2008. Operating results are not necessarily indicative of results that may occur in future periods.
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
In addition to other factors and matters discussed elsewhere herein, the following are important factors that in our view could cause actual results to differ materially from those discussed in the forward-looking statements: the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals and patents; the commercialization of our product candidates, at reasonable costs; the ability of our suppliers to continue to provide sufficient supply of products; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. We are also subject to numerous risks relating to our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward looking statements to reflect events or circumstances after the date hereof.
Overview
We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the pain management market. Our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments. We have three late stage product candidates in clinical development in the United States: Dyloject™ (diclofenac sodium injectable), PMI-150 (intranasal ketamine) and Rylomine (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the United Kingdom (“U.K.”) for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December 2007 upon first inclusion in local hospital formularies. Product revenues related to Dyloject began in the first quarter of 2008.

We have devoted substantially all of our resources since we began our operations in February 1998 to the development and more recently the commercialization of proprietary pharmaceutical products for the treatment of pain. We have not generated significant revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $120.2 million through March 31, 2008, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses related to the commercialization of Dyloject in the UK. Research and development activities include salaries, benefits and stock based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, regulatory and filing fees, and clinical and commercial scale manufacturing. Selling, general and administrative related costs include salaries, benefits and stock based compensation for employees, temporary and consulting expenses, and costs associated with our pre- and post- launch selling and marketing activities in the United Kingdom.
Since our inception, we have incurred approximately $81.9 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, PMI-150 and Rylomine™. Total research and development costs incurred to date for each of these products were approximately $22.9 million, $19.8 million and $19.0 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.
For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and our dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. If any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our products, difficulties in commercial scale manufacturing, failure to gain favorable pricing from various institutions, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. It is anticipated that we will generate revenues from product sales in 2008 in the United Kingdom and potentially Germany. The extent of the anticipated product sales is dependent upon many factors, including market acceptance of our product. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through June 2009, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.

Results of Operations
Three Months Ended March 31, 2008 and 2007
Revenues
Product Revenue. For the three months ended March 31, 2008, our product revenue of $65,793 consists entirely of sales of Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml) in the U.K. Commercial launch of the product occurred in December of 2007 upon first inclusion in local hospital formularies.
We do not expect to generate significant revenue from sales of product in 2008. Future sales of Dyloject in 2008 are dependent to a large extent on the ability of our product to penetrate the existing market in the U.K. through our efforts to gain approval of the product with advantageous pricing by hospital formularies and physicians’ acceptance of our product.
Government Grants and Contracts. Prior to 2008, all of our revenues were derived from government grants and contracts since our inception. In October 2000, we received a grant of $1.2 million from the U.S. Department of Defense (the “DOD”). In May 2003, the DOD extended funding of the development of PMI-150 by awarding us a $4.3 million contract. The DOD reimbursed us for certain research and development costs related to the PMI-150 development program, which can fluctuate from period to period.
Costs and Expenses
Costs of Product Revenues. For the three months ended March 31, 2008, our cost of product revenues was $49,907, resulting in a gross margin of 24%. Our earliest inventory was still being sold as of March 31, 2008. This early inventory has high cost of product revenues due to the low yields and high per unit costs for shipping, labeling, packaging and sample costs. Additionally, subsequent inventory produced in the first quarter of 2008 resulted in costs for sampling of units for testing prior to labeling and packaging which impacted the current period’s cost of product revenues. The value of these lost units is immediately expensed to cost of goods sold in that period.
As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements and efficiencies. Whether that potential can be realized and the extent to which such potential can be realized are uncertain.
Research and Development Expenses. Research and development expenses consist primarily of salaries, stock based compensation and related expenses for personnel, materials and supplies used to develop and manufacture our product candidates. Other research and development expenses include compensation paid to consultants and outside service providers to run the non-clinical and clinical trials. We expense research and development costs as incurred. We expect that we will continue to incur significant research and development expenses in the future as our three product candidates proceed with pivotal clinical trials and progress through the later stages of product development towards commercialization. Research and development expenses may fluctuate from period to period due to the timing and nature of non-clinical and clinical trial expenditures and regulatory filings.
Research and development expenses increased from approximately $3.3 million for the three months ended March 31, 2007 to $5.7 million for the three months ended March 31, 2008. The increase in research and development expenses for the three months ended March 31, 2008 resulted primarily from increased manufacturing costs, clinical trial expenses, and increased headcount and personnel costs associated with the advancement of each of our three product candidate development programs.
For the three months ended March 31, 2008, research and development salaries, temporary labor, and benefits increased by approximately $0.3 million, as compared to the same period of the prior year. The increase was due primarily to the addition of full time personnel and increased stock based compensation expenses and benefits compared to the same period of 2007. Manufacturing-related costs increased by approximately $1.5 million for the first quarter of 2008 over the first quarter of 2007, primarily for costs associated with process manufacture, scale up and validation of Baxter as a secondary supplier for Dyloject in the UK, as well as costs associated with increased drug supply needs for ongoing and future clinical trials for Dyloject and PMI-150. Expenses associated with clinical trials, including laboratory fees, increased by approximately $0.5 million for the three months ended March 31, 2008, compared to the same period of 2007. The increase in these expenses for the three months ended March 31, 2008 relates primarily to increased costs for our ongoing studies for Dyloject and PMI-150 in the U.S. in the first quarter of 2008, compared to our Dyloject and pharmacokinetic studies occurring in the first quarter of 2007.
We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates continue on or enter into the pivotal Phase III clinical program and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock based compensation and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include medical information services, pharmacovigilance monitoring, sales and marketing costs related to the launch of Dyloject in the UK, including our contracted sales force, medical education and market research. Additionally, it includes facility costs and professional fees for legal and accounting services.
Selling, general and administrative expenses increased from approximately $2.8 million for the three months ended March 31, 2007 to $4.5 million for the three months ended March 31, 2008. The increase in selling, general and administrative expenses for the three months ended March 31, 2008 over the comparable period of 2007 resulted primarily from increased sales and marketing costs related to the launch of Dyloject in the UK. Additional increases were due to headcount and personnel costs as we expand and improve our administrative infrastructure, as well as general administrative and professional fees to support the launch.
For the three months ended March 31, 2008, salary, stock based compensation and benefits expense increased by approximately $0.3 million over the same period of 2007 for our selling, general and administrative employees. The increase was due primarily to the addition of full time personnel in the sales and marketing areas, and the associated benefits. For the three months ended March 31, 2008, non-payroll sales and marketing costs increased by approximately $0.9 million compared to 2007, due to contract sales force expenses in the U.K., as well as increased promotional, market research, and market education costs in 2008 related to the approval and commercial launch of Dyloject in the UK in December 2007. Legal, accounting and other third party service fees increased by approximately $0.2 million, primarily related to increased legal expenses and patent costs, while rent increased approximately $0.1 million due to increased office space obtained in late 2007.
We expect selling, general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs, and the increase in costs associated with potential future commercialization of our products, and as we continue to expand and improve our administrative infrastructure.
Interest Income. Interest income consists of interest earned on our cash, cash equivalents and short term marketable securities available for sale. Interest income increased from approximately $0.2 million for the three months ended March 31, 2007 to approximately $0.4 million for the three months ended March 31, 2008. The increase was due to higher average invested balances of cash, cash equivalents and short term investments in 2008 as a result of the financing in May 2007.
Other Income. Other income for the three months ended March 31, 2008 consists primarily of gains on the sales of marketable securities in the first quarter of 2008.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the public sale and private placement of our equity securities, debt financings and grant revenue primarily from the DOD, and to a lesser extent in 2008, product revenues. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of March 31, 2008, we had cash, cash equivalents and short term investments of approximately $27.2 million, compared to $37.2 million as of December 31, 2007.
On May 8, 2008, we entered into subscription agreements with certain institutional investors relating to the sale to such investors of 11,423,107 shares of our Common Stock in a registered direct offering. The closing of the offering is expected to take place on or about May 13, 2008. The aggregate gross proceeds from the offering are expected to be approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, are expected to be approximately $25.7 million. We anticipate using the net proceeds from the sale of the Common Stock offered to fund clinical research and development programs, the commercialization and manufacturing of our product candidates, and for other general corporate purposes. The Common Stock being sold in the offering has been registered on a universal shelf registration statement on Form S-3 (No. 333-149090) that was filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2008 and declared effective by the SEC on February 12, 2008, and under which approximately $32.5 million will remain available for future issuance following the closing of the offering.
Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through June 2009, assuming the closing of the offering described in the immediately preceding paragraph, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. We may raise additional funds through the private and/or public sale of our equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.
As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $123.8 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of March 31, 2008, we have paid an aggregate of $5.6 million and $4.0 million in cash since inception to West Pharmaceutical Services, Inc. and Shimoda Biotech (Proprietary) Ltd., respectively, pursuant to license agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.
We expect that our cash requirements for operating activities will increase due to the following future activities:
•	Conduct commercialization activities in support of Dyloject product launch and expansion in the U.K. including medical information services, pharmacovigilance monitoring, and our contract sales force; and pre-launch planning, development of market plans, pricing and reimbursement application, development of regional sales and marketing capabilities for other European countries;

•	Conduct clinical and non-clinical programs, including Phase III clinical trials to support regulatory submissions and label extensions of our product candidates;

•	Continue to support Good Manufacturing Practices (“GMP”) drug supply requirements of our non-clinical and clinical trials; complete formal stability testing, analytical development, methods development, specification development and commercial scale-up;

•	Maintain, protect and expand our intellectual property;

•	Develop expanded internal infrastructure; and

•	Hire additional personnel.
Cash used in operating activities
From inception through March 31, 2008, net cash used in operating activities was approximately $84.0 million. Net cash used in operating activities increased to approximately $9.8 million for the three months ended March 31, 2008 from approximately $5.7 million for the three months ended March 31, 2007.
Net cash used in operating activities for the three months ended March 31, 2008 consists primarily of our net loss of $9.8 million. The increase in net cash used in operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in the first three months of 2008. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, sales and marketing costs associated with the commercial launch of Dyloject, and advancing our research and development clinical trials for each of our product candidates. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses of approximately $0.8 million, compared to $0.9 million in 2007. Also in the first three months of 2008, our outstanding payables decreased by approximately $0.4 million, our prepaid expenses, other current assets and other assets increased $0.1 million, and our inventory levels increased by approximately $0.6 million.
Cash used in investing activities
From inception through March 31, 2008, net cash used in investing activities was approximately $8.0 million, primarily related to the net purchases of short term marketable securities available for sale. For the three months ended March 31, 2008, gross purchases were approximately $2.1 million, while gross proceeds from sales and maturities were approximately $18.5 million. For the three months ended March 31, 2008, cash outflows for capital expenditures were approximately $0.4 million, primarily related to leasehold improvements. We expect that cash used for investing activities in 2008 will fluctuate based on future financing and the need to utilize our current investments for operations or capital improvements.
Cash provided by financing activities
From inception through March 31, 2008, net cash provided by financing activities was approximately $114.2 million. As discussed elsewhere in this Quarterly Report on Form 10-Q, on May 8, 2008, we entered into subscription agreements with certain institutional investors relating to the sale to such investors of 11,423,107 shares of our Common Stock in a registered direct offering. The closing of the offering is expected to take place on or about May 13, 2008. The aggregate gross proceeds from the offering are expected to be approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, are expected to be approximately $25.7 million. Additionally, for the three months ended March 31, 2008, net cash from financing activities included proceeds of approximately $0.2 million from the exercise of stock options, during the period. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, and the future volume of warrants and stock options exercised.
Commitments
The following table summarizes our commitments as of March 31, 2008:

	Payments due by period
					Beyond
	Total	< 1 year	1-3 years	3-5 years	5 years

Operating leases	$3,413,474	$854,676	$1,624,183	$934,615	$—
License Agreement	9,000,000	4,000,000	5,000,000	—	—
Manufacturing Supply Agreements	23,520,865	7,921,172	4,259,693	11,340,000	—

	$35,934,339	$12,775,848	$10,883,876	$12,274,615	$—

The timing of the remaining milestones for Shimoda and Archimedes is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future non-clinical and clinical trials and any requirements imposed on our non-clinical and clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between one to three years, from March 31, 2008.
New Accounting Pronouncements
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We adopted SFAS 159 effective January 1, 2008 and decided not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of SFAS 159 did not have any impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. We do not currently expect this pronouncement to have a significant impact on our financial statements.
Critical Accounting Estimates
Research and Development Costs. Since our inception, we have incurred approximately $81.9 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, PMI-150 and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our products, difficulties in commercial scale manufacturing, failure to gain favorable pricing form various institutions, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
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
Income Taxes. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.
Off Balance Sheet Arrangements
Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead included as a component of equity. See Footnote 6 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Statement of Shareholders’ Equity for more information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk (Auction Rate Securities)
As of March 31, 2008, we had approximately $5.0 million in short term available for sale marketable securities, all of which were invested in auction rate securities representing debt instruments issued by domestic government sponsored agencies. Due to recent adverse developments in the global credit and capital markets, certain auctions have failed as a result of liquidity issues. As of May 1, 2008, we had reduced our exposure to approximately $3.2 million in auction rate securities.
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
PART II: OTHER INFORMATION
Item 1A. Risk Factors
The following represents material changes in our risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These factors and the other matters discussed herein are important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements included elsewhere in this report.
If we cannot obtain additional financing, our product development and commercialization efforts may be reduced or discontinued, and we may be unable to bring some or all of our products to market.
We believe that our cash and cash equivalents following the completion of the registered direct offering of 11,423,107 shares of our common stock to certain institutional investors, the closing of which is expected to take place on or about May 13, 2008, will be sufficient to support the current operating plan, including the clinical development of our product candidates, through at least June 2009. Thereafter, we will need additional financing to support our operating plan. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, increased regulatory requirements with attendant time delays, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all.
We plan to raise additional financing through public or private equity offerings, debt financings and/or additional corporate collaboration and licensing arrangements. The issuance of additional equity securities in connection with any financing will cause dilution to our shareholders and such an issuance or the perception that we will make such an issuance could have an adverse effect on the price of our common stock. If we raise additional capital by issuing debt securities, we would incur substantial costs relating to interest payments, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates and/or grant licenses, in either case on terms that may not be favorable to us.
If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, curtail operations, reduce or forego sales and marketing efforts and lose attractive business opportunities. These actions could have an adverse effect on the price of our common stock.
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
In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA, demonstrating that our product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal testing, which are referred to as pre-clinical studies, as well as human studies, which are referred to as clinical trials. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may either refuse to accept our application, or may decide after review of our application that the data is insufficient to allow approval of the relevant product for the desired indication. If the FDA does not accept or approve our application, it may require us to conduct additional pre-clinical testing, manufacturing studies or clinical studies and submit that data before it will reconsider our application. The FDA may also require us to perform post-approval studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:
•	delay commercialization of, and our ability to derive product revenues from, our product candidates;

•	impose costly procedures; and

•	diminish competitive advantages that we may otherwise enjoy.
Even if we comply with all FDA requests, our product candidates may prove ineffective for their indicated uses, and the FDA may ultimately reject one or more of our NDAs. We cannot be certain that we will ever obtain regulatory approval for any of our product candidates, or if we obtain approval, that we obtain it for the indications we desire. Failure to obtain FDA approval of any of our principal product candidates will severely undermine our business by reducing the number of potential salable products and, therefore, corresponding product revenues. Also, the FDA might approve one or more of our product candidates but may also approve competitors’ products possessing characteristics that offer their own treatment advantages.
The FDA has not yet made final determinations regarding pediatric waivers or deferrals for PMI-150 and Dyloject under the Pediatric Research Equity Act of 2003. The FDA has indicated that pediatric deferrals may be acceptable for both product candidates, and has requested that a pediatric drug development plan be submitted with the NDA for Dyloject. We can make no assurances that the FDA will grant our waiver or deferral requests. If we are required to conduct clinical research studies in pediatric patients, this could delay the development and possible approval of our products and increase the overall costs of product approvals.
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
Continued failure of auctions of our auction rate securities can continue to affect our liquidity.
As of May 1, 2008, we had approximately $3.2 million invested in certain auction rate securities. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate. In the past, the auction process allowed investors to obtain immediate liquidity, if needed, by selling the securities at face value. Current disruptions in the credit markets have adversely affected the auction market for, and the liquidity of, these types of securities. It is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to finance our ongoing operations.
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAVELIN PHARMACEUTICALS, INC.

Date: May 12, 2008	By: Name:	/s/ Martin J. Driscoll Martin J. Driscoll
	Title:	Chief Executive Officer

Date: May 12, 2008	By: Name:	/s/ Stephen J. Tulipano Stephen J. Tulipano
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.