Form 10-Q
period 2008-06-30
JAVELIN PHARMACEUTICALS, INC
filed 2008-08-08
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 1, 2008, 60,620,473 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
INDEX

Page
PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2007 and the cumulative period from February 23, 1998 (inception) to June 30, 2008	4
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2008	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007 and the cumulative period from February 23, 1998 (inception) to June 30, 2008	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4. CONTROLS AND PROCEDURES	21
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS	21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
ITEM 6. EXHIBITS	22
SIGNATURES	23
CERTIFICATIONS	24
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I- FINANCIAL INFORMATION
Item 1: Financial Statements
Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$41,627,954	$15,931,243
Short term marketable securities available for sale	2,975,000	21,319,150
Accounts receivable, product sales	158,190	—
Inventory	1,755,839	116,143
Prepaid expenses and other current assets	629,581	1,289,809

Total current assets	47,146,564	38,656,345
Fixed assets, at cost, net of accumulated depreciation	1,011,202	545,195
Intangible assets, net of accumulated amortization	3,683,393	3,795,577
Other assets	157,730	154,498

Total assets	51,998,889	43,151,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	7,778,693	8,156,788
Deferred lease liability	565,370	484,141

Total current liabilities	8,344,063	8,640,929

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2008 and December 31, 2007, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2008 and December 31, 2007; 60,620,473 and 48,990,845 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	60,620	48,990
Additional paid-in capital	172,917,825	144,922,785
Other comprehensive income (loss)	(21,259)	8,594
Deficit accumulated during the development stage	(129,302,360)	(110,469,683)

Total stockholders’ equity	43,654,826	34,510,686

Total liabilities and stockholders’ equity	$51,998,889	$43,151,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative from
					February 23, 1998
	For the three months ended		For the six months ended		(inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Revenues:
Product revenue	$179,509	$—	$245,302	$—	$245,302
Government grants and contracts	—	—	—	—	5,804,824

Total revenues	179,509	—	245,302	—	6,050,126
Costs and expenses:
Costs of product revenue	129,498	—	179,405	—	179,405
Research and development	4,489,899	4,638,715	10,155,349	7,970,442	86,391,916
Selling, general and administrative	4,760,242	3,023,496	9,236,513	5,797,142	52,777,878 (1)
Depreciation and amortization	79,850	23,565	120,603	43,582	396,866

Total costs and expenses	9,459,489	7,685,776	19,691,870	13,811,166	139,746,065

Operating loss	(9,279,980)	(7,685,776)	(19,446,568)	(13,811,166)	(133,695,939)

Other income (expense):
Interest income	220,782	451,467	577,802	674,908	4,697,162
Interest expense	—	—	—	(699)	(944,657)
Other income (expense)	(514)	—	36,089	—	641,074

Total other income (expense)	220,268	451,467	613,891	674,209	4,393,579

Net loss	(9,059,712)	(7,234,309)	(18,832,677)	(13,136,957)	(129,302,360)
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	—	—	(3,559,305)

Net loss attributable to common stockholders	$(9,059,712)	$(7,234,309)	$(18,832,677)	$(13,136,957)	$(132,861,665)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.16)	$(0.36)	$(0.31)

Weighted average shares	55,057,493	44,400,030	51,924,001	42,331,710

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2008
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	during the	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Stage	Equity

Balance at December 31, 2007	48,990,845	$48,990	$144,922,785	$8,594	$(110,469,683)	$34,510,686
Net loss for the period ending June 30, 2008					(18,832,677)	(18,832,677)
Cumulative translation adjustment				(21,259)		(21,259)
Change in unrealized gain on investments				(8,594)		(8,594)

Total comprehensive income (loss)						(18,862,530)

Share based compensation expense			1,731,688			1,731,688
Exercise of stock options	206,522	207	507,153			507,360
Sale of common stock under a direct offering, net of costs of $1,762,080	11,423,106	11,423	25,756,199			25,767,622

Balance at June 30, 2008	60,620,473	$60,620	$172,917,825	$(21,259)	$(129,302,360)	$43,654,826

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008
(Unaudited)

			Cumulative from
	For the Six Months Ended		February 23, 1998
	June 30,		(Inception) to
	2008	2007	June 30, 2008

Cash flows from operating activities:
Net Loss	$(18,832,677)	$(13,136,957)	$(129,302,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,659	43,582	396,922
Amortization of intangible asset	112,184	—	116,607
Stock based compensation expense	1,731,688	1,788,949	8,014,677
Realized gain on sale of marketable securities	(34,773)	—	(34,773)
Amortization of premium/discount on marketable securities	(6,324)	(3,177)	(44,862)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation	—	—	345,672
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	—	113,645	—
(Increase) decrease in inventory	(1,639,696)	—	(1,755,839)
(Increase) decrease in prepaid expenses, other current assets and other assets	498,806	(234,963)	(925,707)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(399,354)	404,887	5,759,101
Increase (decrease) in deferred lease liability	81,229	42,109	565,370
Increase in due to Licensor	—	—	500,000

Net cash used in operating activities	(18,368,258)	(10,981,925)	(92,544,959)

Cash flows from investing activities:
Purchases of short-term investments	(2,100,000)	(23,877,710)	(82,752,017)
Sales and redemptions of short-term investments	20,476,653	15,885,000	79,856,653
Capital expenditures	(586,666)	(56,901)	(1,408,125)
Acquisition of intangible assets	—	—	(1,800,000)

Net cash provided by (used in) investing activities	17,789,987	(8,049,611)	(6,103,489)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	486,648	752,213
Proceeds from exercise of options	507,360	697,946	1,908,118
Proceeds from sale of Common Stock	27,529,702	45,295,800	122,921,776
Proceeds from sale of Preferred Stock	—	—	25,451,201
Costs associated with sale of Common Stock	(1,762,080)	(3,494,690)	(9,338,802)
Costs associated with sale of Preferred Stock	—	—	(1,764,385)
Proceeds from notes payable	—	—	2,015,000
Proceeds from issuance of debenture	—	—	1,000,000
Repayment of debenture	—	—	(1,000,000)
Costs associated with notes payable	—	—	(153,719)

			Cumulative from
	For the Six Months Ended		February 23, 1998
	June 30,		(Inception) to
	2008	2007	June 30, 2008

Repayment of notes payable	—	—	(1,515,000)

Net cash provided by financing activities	26,274,982	42,985,704	140,276,402

Net increase (decrease) in cash and cash equivalents	25,696,711	23,954,168	41,627,954
Cash and cash equivalents at beginning of period	15,931,243	9,273,479	—

Cash and cash equivalents at end of period	$41,627,954	$33,227,647	$41,627,954

Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633
Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of Common Stock	$—	$—	$500,000
Non-cash addition of intangible assets	$—	$—	$2,000,000
Options and warrants issued for services and financings	$—	$—	$1,222,574
Conversion of merger note and accrued interest to Series C stock	$—	$—	$519,795
Recapitalization in connection with merger with Intrac	$—	$—	$1,153
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
The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. We began generating revenues from product sales in the United Kingdom in the first quarter of 2008. The extent of the anticipated product sales is dependent upon many factors, including market acceptance of our product. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through June 2009, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. In addition, we have the limited ability to reduce discretionary spending to preserve cash. We may seek to raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development programs and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Our product revenue consists of sales of Dyloject in the U.K., which began in the first quarter of 2008. We sell product directly to hospitals upon approval from their formulary process at a price which has been approved by the U.K. National Health Services. Due to the nature of our pricing as approved by the U.K. National Health Services and the national healthcare process, as of June 30, 2008, our sales do not have any provisions for chargebacks, rebates, discounts or other adjustments to gross revenue recorded.
Our return policy allows for returns based on subjective criteria of the buyer for a limited period of time after the product is delivered. Because we started recording sales in the first quarter of 2008, we do not have a significant amount of history to draw upon in determining the level of returns that we might experience based on our return policy. As such, we believe it is appropriate not to record revenue on those shipments occurring in the reporting period that could be returned in the following reporting period, and will recognize revenues on those shipments when the right of return restrictions lapse in the subsequent period.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not currently expect this pronouncement to have a significant impact on our financial statements.

3. Inventory
Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. It is comprised entirely of Dyloject. The components of inventory are as follows:

	June 30, 2008	December 31, 2007
Work in process	$731,473	$—
Finished goods	1,024,366	116,143

Total	$1,755,839	$116,143

The large increase in inventory is primarily due to our effort to ramp up inventory required for future sales of Dyloject.
4. Intangible Assets
As of June 30, 2008 and December 31, 2007, our intangible assets related to our Shimoda milestones were as follows:

	June 30, 2008	December 31, 2007
Cost	$3,800,000	$3,800,000
Accumulated amortization	(116,607)	(4,423)

Intangibles, net	$3,683,393	$3,795,577

For the three and six months ended June 30, 2008, our amortization expense of the intangible assets amounted to $56,092 and $112,184, respectively.
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
     Level 1 — Quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in Level 1 are marketable equity available for sale securities that are traded in an active exchange market.
     Level 2 — Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are warrants and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
     Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

As indicated in the table below, our marketable securities are the only asset or liabilities that are measured at fair value on a recurring basis as of June 30, 2008. The fair values of our marketable securities are determined through market, observable and corroborated sources.

	As of June 30, 2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,975,000	—	$2,975,000	—

	$2,975,000	—	$2,975,000	—

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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated our tax positions related to our deferred tax assets and their valuation allowances as of June 30, 2008. As a result of our evaluation, we believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. As of the date of these condensed consolidated financial statements, all tax years for which the Company has a net operating loss are open to the possibility of examination by federal, state, or local taxing authorities. Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of June 30, 2008.
7. Stockholders’ Equity
Registered direct offering of common stock
In May 2008, we sold 11,423,106 shares of our Common Stock to certain institutional investors in a registered direct offering. The aggregate gross proceeds from the offering were approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, were approximately $25.8 million. We anticipate using the net proceeds from the sale of the Common Stock offered to fund clinical research and development programs, the commercialization and manufacturing of our product candidates, and for other general corporate purposes. The Common Stock being sold in the offering has been registered on a universal shelf registration statement on Form S-3 (No. 333-149090) that was filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2008 and declared effective by the SEC on February 12, 2008, and under which approximately $32.5 million remains available for future issuance.
Comprehensive Loss
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the six months ended June 30, 2007, our comprehensive loss was $13.1 million, which consisted of our net loss and $2,399 change in unrealized gain on marketable securities. For the six months ended June 30, 2008, our comprehensive loss was $18.9 million, which consisted primarily of our net loss, as well as an $8,594 change in unrealized gain on marketable securities and $21,259 cumulative translation adjustment impact in consolidation of our foreign subsidiaries.

8. Share Based Compensation
Stock Incentive Plan
We recorded share-based compensation for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Research and development	$282,318	$310,878	$545,787	$574,276
Selling, general and administrative	598,983	612,554	1,179,087	1,214,673

Total impact on results of operations	881,301	923,432	1,724,874	1,788,949

Per share impact on results of operations	$0.02	$0.02	$0.03	$0.04
Additionally, we recorded share based compensation of $6,814 related to our employee stock purchase plan for the three and six months ending June 30, 2008. The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	73%	80%	76%	80%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years
Dividend yield	0%	0%	0%	0%
Risk free interest rate	3.0%	4.8%	2.8%	4.7%
Weighted average per share grant date fair value	$1.78	$4.45	$1.99	$3.59
Transactions involving options granted under the 2005 Plan during the six months ended June 30, 2008 are summarized as follows:

	Options Outstanding		Options Exercisable
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	Exercisable	Exercise Price

Balance outstanding, January 1, 2008	5,845,797	$3.38	3,447,820	$2.65
Granted during the period	1,983,782	$3.13	—	—
Exercised during the period	(206,522)	$2.46	—	—
Forfeited during the period	(271,968)	$3.90	—	—
Expired during the period	(54,168)	$4.34	—	—

Balance outstanding, June 30, 2008	7,296,921	$3.31	3,987,728	$2.97

In the six months ended June 30, 2008, we granted stock options having exercise prices ranging from $2.49 to $4.11 per share, with a weighted average exercise price of $3.13, which primarily vest over three years. This includes an annual award to employees of approximately 762,000 in January 2008 at a grant price of $3.53, an award of 850,000 stock options to our new Chief Executive Officer in March 2008 at a grant price of $2.86, and 100,000 performance based awards granted in May 2008 to a member of senior management. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the three and six months ended June 30, 2008 was $1.78 and $1.99, respectively, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method.
The weighted average remaining contractual lives of the options outstanding and exercisable were approximately 7.5 years and 6.1 years, respectively. We have not capitalized any compensation cost or recorded significant stock based compensation charges related to the modification of any stock option grants for the three months and six months ended June 30, 2008 and 2007. We received proceeds of $285,000 and $507,359 for stock options exercised during the three months and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007, we received proceeds of $530,640 and $697,945, respectively, from stock options exercised.
As of June 30, 2008, the total compensation cost related to unvested option awards not yet recognized amounted to $6.1 million, which will be recognized over a weighted average of 1.9 years.

Non-Plan Options
The following table summarizes non-plan stock option information as of June 30, 2008:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Vested	Price

$3.87	1,106,444	2.31	$3.87	1,106,444	$3.87

There were no transactions involving non-plan stock options during the six months ended June 30, 2008.
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
The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss, basic and diluted	$(9,059,712)	$(7,234,309)	$(18,832,677)	$(13,136,957)
Denominator:
Weighted average common shares	55,057,493	44,400,030	51,924,001	42,331,710

Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.36)	$(0.31)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	Weighted	2007	Weighted	2008	Weighted	2007	Weighted
	Weighted	Average	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price	Number	Price
Options	8,395,993	$3.39	7,715,122	$3.41	8,132,224	$3.41	7,795,467	$3.36
Warrants	2,380,649	$2.63	2,588,909	$2.64	2,380,649	$2.63	2,646,776	$2.63

Total	10,776,642		10,304,031		10,512,873		10,442,243

10. Commitments and Contingencies
     Operating Leases
     We recognize rental expense for leases on the straight-line basis over the life of the lease.
     For the three and six months ended June 30, 2008, we recognized rent expense of $167,749 and $372,079, respectively, compared to $87,596 and $176,181 related to the three and six months ended June 30, 2007. We recorded a deferred lease liability of $565,370 and $484,141 at June 30, 2008 and December 31, 2007, respectively, for rent expense in excess of amounts paid.

     Legal Proceedings
     From time to time, we are involved in disputes or legal proceedings arising in the ordinary course of business. However, we do not believe that any such current disputes or pending proceedings will have a material adverse effect on our financial position, results of operations or cash flows.
     Research Collaboration, Licensing and Consulting Agreements
     In connection with our research and development efforts, we have entered into various arrangements that provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements may require us to make milestone payments upon the achievement of certain product development objectives and pay royalties on future sales, if any, on commercial products resulting from the collaboration.
     In July 2008, we entered into a Development and Toll Manufacturing Agreement (the “Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”) for drug supply in the European Union. Under the Manufacturing Agreement, we committed to purchase approximately $3.65 million worth of Dyloject product manufactured to our specifications. The Manufacturing Agreement commenced on July 30, 2008 and runs until the third anniversary of the receipt of a first regulatory approval necessary for the manufacture, in Baxter’s facility, of Dyloject for selected European countries. Thereafter, the Manufacturing Agreement is renewable in one-year increments. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, including the lack of Medicines and Healthcare Products Regulatory Agency or European Medicines Agency approval for Dyloject by a specified date, subject to certain cure provisions and restrictions. There is also a provision for termination at will after a certain period and with certain notice.
Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations
This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 included in the 2007 Form 10-K and the condensed consolidated unaudited financial statements as of June 30, 2008. Operating results are not necessarily indicative of results that may occur in future periods.
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
We have devoted substantially all of our resources since we began our operations in February 1998 to the development and more recently the commercialization of proprietary pharmaceutical products for the treatment of pain. We have not generated significant revenues from product sales. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $129.3 million through June 30, 2008, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses related to the commercialization of Dyloject in the UK. Research and development activities include salaries, benefits and stock based compensation for our research, development and manufacturing employees, costs associated with non-clinical and clinical trials, process development and improvement, regulatory and filing fees, and clinical and commercial scale manufacturing. Selling, general and administrative related costs include salaries, benefits and stock based compensation for employees, temporary and consulting expenses, and costs associated with our pre- and post- launch selling and marketing activities in the United Kingdom.
Since our inception, we have incurred approximately $86.4 million of research and development costs. The major research projects undertaken by us include the development of Dyloject™, PMI-150 and Rylomine™. Total research and development costs incurred to date for each of these products were approximately $25.6 million, $21.6 million and $19.0 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.
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
Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. We started to generate revenues from product sales in 2008 in the United Kingdom. The extent of the product sales is dependent upon many factors, including market acceptance of our product. Although we believe that our existing cash resources will be sufficient to support the current operating plan at least through June 2009, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.
Results of Operations
Three and Six Months Ended June 30, 2008 and 2007
Revenues
Product Revenue. For the three and six months ended June 30, 2008, we recorded product revenue of $179,509 and $245,302, respectively, which consists entirely of sales of Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml) in the U.K. Commercial launch of the product occurred in December of 2007 upon first inclusion in local hospital formularies.
We do not expect to generate significant revenue from sales of product in 2008. Future sales of Dyloject in 2008 are dependent to a large extent on the ability of our product to penetrate the existing market in the U.K. through our efforts to gain approval of the product with advantageous pricing by hospital formularies and physicians’ acceptance of our product.
Government Grants and Contracts. Prior to 2008, all of our revenues were derived from government grants and contracts since our inception. In October 2000, we received a grant of $1.2 million from the U.S. Department of Defense (the “DOD”). In May 2003, the DOD extended funding of the development of PMI-150 by awarding us a $4.3 million contract. The DOD reimbursed us for certain research and development costs related to the PMI-150 development program.
Costs and Expenses
Costs of Product Revenues. For the three and six months ended June 30, 2008, our cost of product revenues was $129,498 and $179,405, respectively, resulting in gross margins of 28% and 27% for the periods. Our earliest manufactured inventory was still being sold as of June 30, 2008. This inventory resulted in high cost of product revenues due to the low yields and high per unit costs for shipping, labeling, packaging and sample costs. Additionally, subsequent inventory produced in the first two quarters of 2008 resulted in costs for sampling of units for testing prior to labeling and packaging which impacted the current period’s cost of product revenues. The value of these units is immediately expensed to cost of goods sold in that period.
As our production volumes increase, there is the potential for our gross margin to increase as we work to develop manufacturing process improvements and efficiencies. Whether that potential can be realized and the extents to which such potential can be realized are uncertain.
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
Research and development expenses decreased slightly from approximately $4.6 million for the three months ended June 30, 2007 to $4.5 million for the three months ended June 30, 2008. Research and development expenses increased from approximately $8.0 million for the six months ended June 30, 2007 to $10.2 million for the six months ended June 30, 2008. The changes to research and development expenses are discussed below.
For the three months ended June 30, 2008, the decrease in research and development expenses compared to the same period of 2007 were attributable to lower clinical trial expenses offset by higher manufacturing costs. Although research and development costs for Dyloject and PMI-150 were higher in the second quarter of 2008 over 2007, these were almost equally offset by a reduction of costs associated with the Rylomine studies that we incurred in the second quarter of 2007. Clinical trial and manufacturing-related costs decreased by approximately $0.5 million and $0.1 million, respectively, for the second quarter of 2008 over the second quarter of 2007, while salaries and benefits and professional fees each increased by $0.2 million over the comparable quarter of 2008.
For the six months ended June 30, 2008, the increase in research and development compared to the same period of 2007 relates primarily to increased manufacturing costs of $1.4 million, higher salaries and benefits of $0.5 million, and increased consulting fees of $0.2 million offset by a reduction of clinical trial costs of $0.1 million. In 2008, the manufacturing increase related primarily to the scale up and validation of Baxter as a secondary supplier for Dyloject in the UK, as well as costs associated with increased drug supply needs for ongoing and future clinical trials for Dyloject and PMI-150. Salaries and benefits were higher due to increased full-time personnel in 2008 versus 2007, while expenses associated with clinical trials were slightly lower for the six months ended June 30, 2008 versus 2007 primarily due to increased costs for our ongoing studies for Dyloject and PMI-150 in the U.S. offset by Rylomine studies we were completing in the first six months of 2007.
We expect our research and development expenses to continue to increase in the next few years as we expand our development efforts and our drug candidates continue on or enter into the pivotal Phase III clinical program and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock based compensation and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include medical information services, monitoring, sales and marketing costs related to the launch of Dyloject in the UK, including our contracted sales force, medical education and market research. Additionally, it includes facility costs and professional fees for legal and accounting services.
Selling, general and administrative expenses increased from approximately $3.0 million for the three months ended June 30, 2007 to $4.8 million for the three months ended June 30, 2008. Selling, general and administrative expenses increased from approximately $5.8 million for the six months ended June 30, 2007 to $9.2 million for the six months ended June 30, 2008. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2008 over the comparable periods of 2007 resulted primarily from increased sales and marketing costs related to the launch of Dyloject in the UK. Additional increases were due to facility costs, headcount and personnel costs as we expand and improve our administrative infrastructure, as well as general administrative and professional fees to support the launch.
For the three and six months ended June 30, 2008, salary, stock based compensation and benefits expense increased by approximately $0.4 million and $0.6 million, respectively, over the same periods of 2007 for our selling, general and administrative employees. The increase was due primarily to the addition of full time personnel in the sales and marketing areas, and the associated benefits. For the three and six months ended June 30, 2008, non-payroll sales and marketing costs increased by approximately $1.0 million and $2.0 million, respectively, compared to 2007, primarily due to our contract sales force expenses in the U.K., as well as increased promotional, market research, and market education costs in 2008 related to the approval and commercial launch of Dyloject in the UK in December 2007. Legal, accounting and other third party service fees for the three and six months ending June 30, 2008 increased by approximately $0.2 million and $0.4 million compared to 2007, primarily related to increased legal expenses and patent costs.
We expect selling, general and administrative expenses to increase further primarily as a result of increased recruitment and personnel costs, and the increase in costs associated with potential future commercialization of our products, and as we continue to expand and improve our administrative infrastructure.
Interest Income. Interest income consists of interest earned on our cash, cash equivalents and short term marketable securities available for sale. Interest income decreased from approximately $0.5 million for the three months ended June 30, 2007 to approximately $0.2 million for the three months ended June 30, 2008. Interest income decreased from approximately $0.7 million for the six months ended June 30, 2007 to approximately $0.6 million for the six months ended June 30, 2008. The decrease was primarily due to current market conditions providing lower yields on investments.
Other Income. Other income for the six months ended June 30, 2008 consists primarily of gains on the sales of marketable securities in the first quarter of 2008.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the public sale and private placement of our equity securities, debt financings and grant revenue primarily from the DOD, and to a lesser extent in 2008, product revenues. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of June 30, 2008, we had cash, cash equivalents and short term investments of approximately $44.6 million, compared to $37.2 million as of December 31, 2007.
In May 2008, we sold 11,423,106 shares of our Common Stock to certain institutional investors in a registered direct offering. The aggregate gross proceeds from the offering were approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, were approximately $25.8 million. We anticipate using the net proceeds from the sale of the Common Stock offered to fund clinical research and development programs, the commercialization and manufacturing of our product candidates, and for other general corporate purposes. The Common Stock being sold in the offering has been registered on a universal shelf registration statement on Form S-3 (No. 333-149090) that was filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2008 and declared effective by the SEC on February 12, 2008, and under which approximately $32.5 million remains available for future issuance.
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
As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $132.9 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of June 30, 2008, we have paid an aggregate of $5.6 million and $4.0 million in cash since inception to West Pharmaceutical Services, Inc. and Shimoda Biotech (Proprietary) Ltd., respectively, pursuant to license agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.
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
Cash used in operating activities
From inception through June 30, 2008, net cash used in operating activities was approximately $92.5 million. Net cash used in operating activities increased to approximately $18.4 million for the six months ended June 30, 2008 from approximately $11.0 million for the six months ended June 30, 2007.
Net cash used in operating activities for the six months ended June 30, 2008 consists primarily of our net loss of $18.8 million. The increase in net cash used in operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in the first six months of 2008. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, sales and marketing costs associated with the commercial launch of Dyloject, and advancing our research and development clinical trials for each of our product candidates. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses of approximately $1.7 million, compared to $1.8 million in 2007. Also in the first six months of 2008, our outstanding payables decreased by approximately $0.4 million, our prepaid expenses, other current assets and other assets decreased $0.5 million, and our inventory levels increased by approximately $1.6 million.
Cash used in investing activities
From inception through June 30, 2008, net cash used in investing activities was approximately $6.1 million, primarily related to the net purchases of short term marketable securities available for sale. For the six months ended June 30, 2008, gross purchases were approximately $2.1 million, while gross proceeds from sales and maturities were approximately $20.5 million. For the six months ended June 30, 2008, cash outflows for capital expenditures were approximately $0.6 million, primarily related to leasehold improvements. We expect that cash used for investing activities in 2008 will fluctuate based on future financing and the need to utilize our current investments for operations or capital improvements.
Cash provided by financing activities
From inception through June 30, 2008, net cash provided by financing activities was approximately $140.3 million. As discussed elsewhere in this Quarterly Report on Form 10-Q, in May 2008, we sold 11,423,106 shares of our Common Stock to certain institutional investors in a registered direct offering. The aggregate gross proceeds from the offering were approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, were approximately $25.8 million. Additionally, for the six months ended June 30, 2008, net cash from financing activities included proceeds of approximately $0.5 million from the exercise of stock options during the period. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, and the future volume of warrants and stock options exercised.
Commitments
The following table summarizes our commitments as of June 30, 2008:

	Payments due by period
					Beyond
	Total	< 1 year	1-3 years	3-5 years	5 years

Operating leases	$3,219,285	$860,750	$1,622,813	$735,722	$—
License Agreement	9,000,000	4,000,000	5,000,000	—	—
Manufacturing Supply Agreements	26,264,102	9,173,984	4,210,392	12,879,726	—

	$38,483,387	$14,034,734	$10,833,205	$13,615,448	$—

The timing of the remaining milestones for Shimoda and Archimedes is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future non-clinical and clinical trials and any requirements imposed on our non-clinical and clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between one to three years, from June 30, 2008.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not currently expect this pronouncement to have a significant impact on our financial statements.
Critical Accounting Estimates
Research and Development Costs. Since our inception, we have incurred approximately $86.4 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, PMI-150 and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our products, difficulties in commercial scale manufacturing, failure to gain favorable pricing form various institutions, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
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
As of June 30, 2008, we had approximately $3.0 million in short term available for sale marketable securities, all of which were invested in auction rate securities representing debt instruments issued by domestic government sponsored agencies. Due to recent adverse developments in the global credit and capital markets, certain auctions have failed as a result of liquidity issues. In July 2008, we received a conditional notice of redemption that certain bonds we own in the amount of approximately $1.2 million will be redeemed on August 15, 2008, which would reduce our exposure to approximately $1.8 million in auction rate securities. However, there can be no assurance that the redemption will occur.
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
PART II: OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. These factors are important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements included elsewhere in this document.
Item 4. Submission of Matters to a Vote of Security Holders
On June 24, 2008, we held our Annual Meeting of Stockholders (the “Meeting”) in which the shareholders:
1.	Elected Martin J. Driscoll, Jackie M. Clegg and Peter D. Kiernan, III, Class III directors, as directors for a three-year term;

2.	Ratified the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the 2008 fiscal year; and

3.	Amended our 2005 Omnibus Stock Incentive Plan to increase the number of shares available for issuance thereunder from 9,000,000 to 10,000,000 and to remove the restriction on the number of incentive stock options that may be issued thereunder.

The shares were voted at the Meeting as follows:

Election of Directors	For	Withheld
Martin J. Driscoll	39,549,060	467,030
Jackie M. Clegg	30,629,028	9,387,062
Peter D. Kiernan, III	39,583,252	432,838

	For	Against	Abstain	Broker Non-Vote
Approval of auditors	39,853,086	134,648	28,356	—
Incentive Plan amendment	17,347,029	3,612,565	13,975	19,042,521
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAVELIN PHARMACEUTICALS, INC.
Date: August 8, 2008	By:	/s/ Martin J. Driscoll
		Name:	Martin J. Driscoll
		Title:	Chief Executive Officer

Date: August 8, 2008	By:	/s/ Stephen J. Tulipano
		Name:	Stephen J. Tulipano
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.