Form 10-Q
period 2008-09-30
JAVELIN PHARMACEUTICALS, INC
filed 2008-11-10
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 1, 2008, 60,620,473 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
INDEX

Page
PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2007 and the cumulative period from February 23, 1998 (inception) to September 30, 2008	4
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2008	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007 and the cumulative period from February 23, 1998 (inception) to September 30, 2008	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4. CONTROLS AND PROCEDURES	22
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS	22
SIGNATURES	23
CERTIFICATIONS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-10.1: DEVELOPMENT AND TOLL MANUFACTURING AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$34,664,716	$15,931,243
Short term marketable securities available for sale	—	21,319,150
Accounts receivable, product sales	368,052	—
Inventory	2,039,462	116,143
Prepaid expenses and other current assets	522,745	1,289,809

Total current assets	37,594,975	38,656,345
Long term marketable securities available for sale	1,800,000	—
Fixed assets, at cost, net of accumulated depreciation	1,273,816	545,195
Intangible assets, net of accumulated amortization	3,627,301	3,795,577
Other assets	156,820	154,498

Total assets	44,452,912	43,151,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	10,165,706	8,156,788
Deferred lease liability	540,677	484,141

Total current liabilities	10,706,383	8,640,929

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2008 and December 31, 2007, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2008 and December 31, 2007; 60,620,473 and 48,990,845 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	60,620	48,990
Additional paid-in capital	173,842,803	144,922,785
Other comprehensive income	16,022	8,594
Deficit accumulated during the development stage	(140,172,916)	(110,469,683)

Total stockholders’ equity	33,746,529	34,510,686

Total liabilities and stockholders’ equity	$44,452,912	$43,151,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative from
					February 23, 1998
	For the three months ended		For the nine months ended		(inception) to
	September 30,		September,		September 30,
	2008	2007	2008	2007	2008
Revenues:
Product revenue	$366,050	$—	$611,352	$—	$611,352
Government grants and contracts	—	—	—	—	5,804,824

Total revenues	366,050	—	611,352	—	6,416,176
Costs and expenses:
Costs of product revenue	272,358	—	451,763	—	451,763
Research and development	6,887,952	5,383,688	17,043,301	13,354,130	93,279,868
Selling, general and administrative	4,163,646	3,486,724	13,400,159	9,283,866	56,941,524 (1)
Depreciation and amortization	85,958	25,537	206,561	69,119	482,824

Total costs and expenses	11,409,914	8,895,949	31,101,784	22,707,115	151,155,979

Operating loss	(11,043,864)	(8,895,949)	(30,490,432)	(22,707,115)	(144,739,803)

Other income (expense):
Interest income	229,958	675,050	807,760	1,349,958	4,927,120
Interest expense	—	—	—	(699)	(944,657)
Other income (expense)	(33,275)	—	2,814	—	607,799

Total other income	196,683	675,050	810,574	1,349,259	4,590,262

Net loss before income tax provision	(10,847,181)	(8,220,899)	(29,679,858)	(21,357,856)	(140,149,541)
Income tax provision	23,375	—	23,375	—	23,375

Net loss	(10,870,556)	(8,220,899)	(29,703,233)	(21,357,856)	(140,172,916)

Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	—	—	(3,559,305)

Net loss attributable to common stockholders	$(10,870,556)	$(8,220,899)	$(29,703,233)	$(21,357,856)	$(143,732,221)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.17)	$(0.54)	$(0.48)

Weighted average shares	60,393,432	48,423,815	54,767,751	44,384,795

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2008
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	during the	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Stage	Equity

Balance at December 31, 2007	48,990,845	$48,990	$144,922,785	$8,594	$(110,469,683)	$34,510,686
Net loss for the period ending September 30, 2008					(29,703,233)	(29,703,233)
Cumulative translation adjustment				16,022		16,022
Change in unrealized gain on investments				(8,594)		(8,594)

Total comprehensive income (loss)						(29,695,805)

Share based compensation expense			2,662,442			2,662,442
Exercise of stock options	206,522	207	507,154			507,361
Sale of common stock under a registered direct offering, net of costs of $1,767,857	11,423,106	11,423	25,750,422			25,761,845

Balance at September 30, 2008	60,620,473	$60,620	$173,842,803	$16,022	$(140,172,916)	$33,746,529

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008
(Unaudited)

			Cumulative from
	For the Nine Months Ended		February 23, 1998
	September 30,		(Inception) to
	2008	2007	September 30, 2008

Cash flows from operating activities:
Net Loss	$(29,703,233)	$(21,357,856)	$(140,172,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206,561	69,119	482,824
Amortization of intangible asset	168,276	—	172,699
Stock based compensation expense	2,662,442	2,702,332	8,945,431
Realized gain on sale of marketable securities	(34,773)	—	(34,773)
Amortization of premium/discount on marketable securities	(6,324)	(2,364)	(44,862)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation	—	—	345,672
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
(Increase) decrease in grant receivable	—	113,645	—
(Increase) decrease in inventory	(1,923,319)	—	(2,039,462)
(Increase) decrease in prepaid expenses, other current assets and other assets	396,159	(321,726)	(1,028,354)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	2,024,940	2,204,260	8,183,395
Increase (decrease) in deferred lease liability	56,536	114,079	540,677
Increase in due to Licensor	—	—	500,000

Net cash used in operating activities	(26,152,735)	(16,478,511)	(100,329,436)

Cash flows from investing activities:
Purchases of short-term investments	(2,100,000)	(43,824,915)	(82,752,017)
Sales and redemptions of short-term investments	21,651,653	35,260,000	81,031,653
Capital expenditures	(934,651)	(133,509)	(1,756,110)
Acquisition of intangible assets	—	—	(1,800,000)

Net cash provided by (used in) investing activities	18,617,002	(8,698,424)	(5,276,474)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	486,647	752,213
Proceeds from exercise of options	507,361	1,047,311	1,908,119
Proceeds from sale of Common Stock	27,529,702	45,295,800	122,921,776
Proceeds from sale of Preferred Stock	—	—	25,451,201
Costs associated with sale of Common Stock	(1,767,857)	(3,498,087)	(9,344,579)
Costs associated with sale of Preferred Stock	—	—	(1,764,385)
Proceeds from notes payable	—	—	2,015,000
Proceeds from issuance of debenture	—	—	1,000,000

			Cumulative from
	For the Nine Months Ended		February 23, 1998
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Repayment of debenture	—	—	(1,000,000)
Costs associated with notes payable	—	—	(153,719)
Repayment of notes payable	—	—	(1,515,000)

Net cash provided by financing activities	26,269,206	43,331,671	140,270,626

Net increase (decrease) in cash and cash equivalents	18,733,473	18,154,736	34,664,716
Cash and cash equivalents at beginning of period	15,931,243	9,273,479	—

Cash and cash equivalents at end of period	$34,664,716	$27,428,215	$34,664,716

Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633
Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of Common Stock	$—	$—	$500,000
Non-cash addition of intangible assets	$—	$—	$2,000,000
Options and warrants issued for services and financings	$—	$—	$1,222,574
Conversion of merger note and accrued interest to Series C stock	$—	$—	$519,795
Recapitalization in connection with merger with Intrac	$—	$—	$1,153

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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to the valuation of equity instruments issued for services rendered, fair value measurements, recoverability of fixed assets and deferred taxes. Actual results could differ from those estimates.
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
Our product revenue consists of sales of Dyloject in the U.K., which began in the first quarter of 2008. We sell product directly to hospitals upon approval from their formulary process at a price which has been approved by the U.K. National Health Services. Due to the nature of our pricing as approved by the U.K. National Health Services and the national healthcare process, as of September 30, 2008, our sales do not have any provisions for chargebacks, rebates, discounts or other adjustments to gross revenue recorded.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not currently expect this pronouncement to have a significant impact on our financial statements.

3. Inventory
Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. It is comprised entirely of Dyloject. The components of inventory are as follows:

	September 30,	December 31,
	2008	2007
Work in process	$994,175	$—
Finished goods	1,045,287	116,143

Total	$2,039,462	$116,143

The large increase in inventory is primarily due to our effort to ramp up inventory required for future sales of Dyloject.
4. Intangible Assets
As of September 30, 2008 and December 31, 2007, our intangible assets related to our Shimoda milestones were as follows:

	September 30,	December 31,
	2008	2007
Cost	$3,800,000	$3,800,000
Accumulated amortization	(172,699)	(4,423)

Intangibles, net	$3,627,301	$3,795,577

For the three and nine months ended September 30, 2008, our amortization expense of the intangible assets amounted to $56,092 and $168,276, respectively.
5. Fair Value Measurements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurement”, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157", we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.
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

As indicated in the table below, our marketable securities are the only asset or liabilities that are measured at fair value on a recurring basis as of September 30, 2008.

	As of
	September 30,
	2008	Level 1	Level 2	Level 3

Assets:
Marketable securities	$1,800,000	—	—	$1,800,000

	$1,800,000	—	—	$1,800,000

The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets that are measured at fair value on a recurring basis:

Three and Nine Months Ended
September 30, 2008
Auction Rate Securities
Beginning balance	$—
Transfer into Level 3	1,800,000

Ending balance	$1,800,000

Our Level 3 financial assets consist of student loan auction rate securities issued by a state agency and an auction rate security of a closed end mutual fund. The closed end mutual fund primarily invests in common stocks, including dividend paying common stocks such as those issued by utilities, real estate investment trusts and regulated investment companies under the Internal Revenue Code. The Fund also invests in fixed income securities such as U.S. government securities, preferred stocks and bonds.
Due to recent adverse developments in the global credit and capital markets, certain auctions have failed as a result of liquidity issues and there is little to no current market activity for these instruments. As a result Level 1 and Level 2 pricing inputs are unavailable to support the fair value of these securities. Therefore, we have reclassified these securities from Level 2 to Level 3 in the third quarter of 2008. As of September 30, 2008, the fair value of these securities were valued based on significant management judgments, including the credit ratings of the securities which are Aaa or better, the quality of the underlying investments, the pricing of the instrument, if available, or the underlying investments, and the rate of interest currently accruing on these instruments compared to other instruments of a similar nature, maturity and quality. Based on these factors fair value is stated at par value as of September 30, 2008.
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated our tax positions related to our deferred tax assets and their valuation allowances as of September 30, 2008. As a result of our evaluation, we believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. For the three and nine months ended September 30, 2008, we have recorded $23,375 for income taxes related to our foreign operations. As of the date of these condensed consolidated financial statements, all tax years for which we have a net operating loss are open to the possibility of examination by federal, state, or local taxing authorities. Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of September 30, 2008.
7. Stockholders’ Equity
Registered direct offering of common stock
In May 2008, we sold 11,423,106 shares of our Common Stock to certain institutional and individual investors in a registered direct offering. The aggregate gross proceeds from the offering were approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, were approximately $25.8 million. We anticipate using the net proceeds from the sale of the Common Stock offered to fund clinical research and development programs, the commercialization and manufacturing of our product and our product candidates, and for other general corporate purposes. The Common Stock sold in the offering has been registered on a universal shelf registration statement on Form S-3 (No. 333-149090) that was filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2008 and declared effective by the SEC on February 12, 2008, and under which approximately $32.5 million remains available for future issuance.
Comprehensive Loss
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the nine months ended September 30, 2008, our comprehensive loss was $29.7 million, which consisted primarily of our net loss, as well as an $8,594 change in unrealized gain on marketable securities and $16,022 cumulative translation adjustment impact in consolidation of our foreign subsidiaries. For the nine months ended September 30, 2007, our comprehensive loss was $21.3 million, which consisted of our net loss and $12,075 change in unrealized gain on marketable securities.
8. Share Based Compensation
Stock Incentive Plan
We recorded share-based compensation for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
\
Research and development	$323,017	$308,808	$871,569	$883,084
Selling, general and administrative	607,738	604,575	1,790,873	1,819,248

Total impact on results of operations	930,755	913,383	2,662,442	2,702,332

Per share impact on results of operations	$0.02	$0.02	$0.05	$0.06
Included in share based compensation are expenses of $20,441 and $27,254 related to our employee stock purchase plan for the three and nine months ending September 30, 2008, respectively. The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
\
Expected volatility	—	80%	76%	80%
Expected life	—	5.0 years	5.0 years	5.0 years
Dividend yield	—	0%	0%	0%
Risk free interest rate	—	4.4%	2.8%	4.6%
Weighted average per share grant date fair value	$—	$3.60	$1.99	$3.59

Transactions involving options granted under the 2005 Plan during the nine months ended September 30, 2008 are summarized as follows:

	Options Outstanding		Options Exercisable
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	Exercisable	Exercise Price

Balance outstanding, January 1, 2008	5,845,797	$3.38	3,447,820	$2.65
Granted during the period	1,983,782	$3.13	—	—
Exercised during the period	(206,522)	$2.46	—	—
Forfeited during the period	(276,968)	$3.88	—	—
Expired during the period	(237,580)	$3.37	—	—

Balance outstanding, September 30, 2008	7,108,509	$3.32	3,969,316	$3.01

In the nine months ended September 30, 2008, we granted stock options having exercise prices ranging from $2.49 to $4.11 per share, with a weighted average exercise price of $3.13, which primarily vest over three years. This includes an annual award to employees of approximately 762,000 in January 2008 at a grant price of $3.53, an award of 850,000 stock options to our new Chief Executive Officer in March 2008 at a grant price of $2.86, and 100,000 performance based awards granted in May 2008 to a member of senior management. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the nine months ended September 30, 2008 was $1.99, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method. We had no option awards granted for the three months ended September 30, 2008.
The weighted average remaining contractual lives of the options outstanding and exercisable were approximately 7.4 years and 6.2 years, respectively. We have not capitalized any compensation cost or recorded significant stock based compensation charges related to the modification of any stock option grants for the three months and nine months ended September 30, 2008 and 2007. We received proceeds of $507,361 for stock options exercised during the nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, we received proceeds of $49,000 and $746,945, respectively, from stock options exercised.
As of September 30, 2008, the total compensation cost related to unvested option awards not yet recognized amounted to $5.2 million, which will be recognized over a weighted average of 1.7 years.
Non-Plan Options
The following table summarizes non-plan stock option information as of September 30, 2008:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Vested	Price

$3.87	1,106,444	2.17	$3.87	1,106,444	$3.87

There were no transactions involving non-plan stock options during the nine months ended September 30, 2008.
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
The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss, basic and diluted	$(10,870,556)	$(8,220,899)	$(29,703,233)	$(21,357,856)
Denominator:
Weighted average common shares	60,393,432	48,423,815	54,767,751	44,384,795

Net loss per share, basic and diluted	$(0.18)	$(0.17)	$(0.54)	$(0.48)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		Weighted		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price	Number	Price

Options	8,282,307	$3.39	7,556,449	$3.47	8,211,598	$3.41	7,706,304	$3.39
Warrants	2,380,649	$2.63	2,460,305	$2.65	2,380,649	$2.63	2,600,376	$2.64

Total	10,662,956		10,016,754		10,592,247		10,306,680

10. Commitments and Contingencies
     Operating Leases
     We recognize rental expense for leases on the straight-line basis over the life of the lease.
     For the three and nine months ended September 30, 2008, we recognized rent expense of $194,654 and $566,734, respectively, compared to $127,033 and $303,214 related to the three and nine months ended September 30, 2007. We recorded a deferred lease liability of $540,677 and $484,141 at September 30, 2008 and December 31, 2007, respectively, for rent expense in excess of amounts paid.
     Legal Proceedings
     From time to time, we are involved in disputes or legal proceedings arising in the ordinary course of business. However, we do not believe that any such current disputes or known pending proceedings will have a material adverse effect on our financial position, results of operations or cash flows.
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
     In July 2008, we entered into a Development and Toll Manufacturing Agreement (the “Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”) for drug supply in the European Union. Under the Manufacturing Agreement, we committed to purchase approximately $3.65 million worth of Dyloject product manufactured to our specifications. The Manufacturing Agreement commenced on July 30, 2008 and runs until the third anniversary of the receipt of a first regulatory approval necessary for the manufacture, in Baxter’s facility, of Dyloject for selected European countries. Such approval has not been received to date. Thereafter, the Manufacturing Agreement is renewable in one-year increments. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, insolvency or the lack of Medicines and Healthcare Products Regulatory Agency or European Medicines Agency approval for Dyloject by a specified date, subject to certain cure provisions and restrictions.
Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 included in the 2007 Form 10-K and the condensed consolidated unaudited financial statements as of September 30, 2008. Operating results are not necessarily indicative of results that may occur in future periods.
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
In addition to other factors and matters discussed elsewhere herein, the following are important factors that in our view could cause actual results to differ materially from those discussed in the forward-looking statements: the rate of acceptance of our product by physicians or patients; the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; our ability to attract and/or maintain manufacturing, research, development and/or commercialization partners; the timely receipt of regulatory approvals, including product and patent approvals; the commercialization of our product candidates, at reasonable costs; the ability of our suppliers to continue to provide sufficient supply of products; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and attract additional employees as required. We are also subject to numerous risks relating to our product and our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward looking statements to reflect events or circumstances after the date hereof.
Overview
We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the pain management market. Our product and our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments. We have three late stage product candidates in clinical development in the United States: Dyloject™ (diclofenac sodium injectable), EreskaTM (intranasal Ketamine, formerly referred to as PMI-150) and RylomineTM (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the United Kingdom (“U.K.”) for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December 2007 upon first inclusion in local hospital formularies. Product revenues related to Dyloject began in the first quarter of 2008.
We have devoted substantially all of our resources since we began our operations in February 1998 to the development and more recently the commercialization of proprietary pharmaceutical products for the treatment of pain. We have not generated significant revenues from product sales, with all of such revenues being generated by the sale of Dyloject in the U.K. during 2008. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $140.2 million through September 30, 2008, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses related to the commercialization of Dyloject in the UK. Research and development activities include salaries, benefits and stock based compensation for our research, development and manufacturing employees, costs associated with non-clinical and clinical trials, process development and improvement, regulatory and filing fees, and clinical and commercial scale manufacturing. Selling, general and administrative related costs include salaries, benefits and stock based compensation for employees, temporary and consulting expenses, and costs associated with our pre- and post- launch selling and marketing activities in the United Kingdom.
Since our inception, we have incurred approximately $93.3 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. Total research and development costs incurred to date for each of these products were approximately $29.1 million, $25.0 million and $19.0 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS (our predecessor corporation) with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.
For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and our dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our product candidates, nor is it possible to estimate when, if ever, any of our product candidates will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our product candidates, which could result in significant delays in obtaining approval to sell our product candidates, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. If any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our product candidates, difficulties in commercial scale manufacturing, failure to gain favorable pricing from various institutions, and failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. We started to generate revenues from product sales in 2008 in the United Kingdom. The extent of the product sales is dependent upon many factors, including market acceptance of our product. Although we believe that our existing cash resources will be sufficient to support our current operating plan at least through June 2009, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.
Results of Operations
Three and Nine Months Ended September 30, 2008 and 2007
Revenues
Product Revenue. For the three and nine months ended September 30, 2008, we recorded product revenue of $366,050 and $611,352, respectively, which consists entirely of sales of Dyloject, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml), in the U.K. Commercial launch of the product occurred in December 2007 upon first inclusion in local hospital formularies.
We do not expect to generate significant revenue from sales of product in 2008. Future sales of Dyloject in 2008 are dependent to a large extent on the ability of our product to penetrate the existing market in the U.K. through our efforts to gain approval of the product with advantageous pricing by hospital formularies and physicians’ acceptance of our product.
Government Grants and Contracts. Prior to 2008, all of our revenues since our inception were derived from government grants and contracts. In October 2000, we received a grant of $1.2 million from the U.S. Department of Defense (the “DOD”). In May 2003, the DOD extended funding of the development of Ereska by awarding us a $4.3 million contract. The DOD reimbursed us for certain research and development costs related to the Ereska development program.

Costs and Expenses
Costs of Product Revenues. For the three and nine months ended September 30, 2008, our cost of product revenues was $272,358 and $451,763, respectively, resulting in gross margins of 26% for both of the periods. The high cost of product revenues was due to the low yields and high per unit costs for production, shipping, labeling, packaging and sampling costs related to our current contract manufacturer and early supply chain deployment for a new product launch. Additionally, subsequent inventory produced in 2008 resulted in costs for sampling of units for testing prior to labeling and packaging which impacted the current period’s cost of product revenues. The value of these units is immediately expensed to cost of goods sold in that period.
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
Research and development expenses increased from approximately $5.4 million for the three months ended September 30, 2007 to $6.9 million for the three months ended September 30, 2008. Research and development expenses increased from approximately $13.4 million for the nine months ended September 30, 2007 to $17.0 million for the nine months ended September 30, 2008.
For the three months ended September 30, 2008, the increase in research and development expenses compared to the same period of 2007 was primarily attributable to higher clinical trial expenses of approximately $1.5 million for Dyloject and Ereska in the third quarter of 2008 over 2007. In the third quarter of 2008, we incurred expenses related to the initiation of our Phase 3 safety study for Dyloject intended to supplement our summary of integrated patient safety data base, a part of our New Drug Application (NDA) for Dyloject in the United States, planned for submission to the U.S. Food and Drug Administration (the “FDA”) in 2009. Additionally, clinical trial expenses increased for costs related to Ereska’s pivotal Phase 3 efficacy study to support the NDA for Ereska in the US, which began enrollment in June 2008. Manufacturing-related costs decreased by approximately $0.5 million for the third quarter of 2008 from the third quarter of 2007, primarily related to lower costs incurred for Ereska and Dyloject production. Additionally, consulting costs increased by approximately $0.2 million compared to the third quarter of 2007.
For the nine months ended September 30, 2008, the increase in research and development compared to the same period of 2007 relates primarily to increased clinical trial costs of $1.1 million, increased manufacturing costs of $0.9 million, higher salaries and benefits of $0.5 million, increased consulting fees of $0.5 million, and pharmacovigilance costs of $0.3 million. In 2008, the manufacturing increase related primarily to the scale up and validation of Baxter as a secondary supplier for Dyloject in the UK, as well as costs associated with increased drug supply needs for ongoing clinical trials for Dyloject and Ereska. Expenses associated with clinical trials and consulting costs were higher for the nine months ended September 30, 2008 versus 2007 primarily due to increased costs for our ongoing studies for Dyloject and Ereska in the U.S., offset by Rylomine studies we were completing in the early part of 2007. Salaries and benefits were higher due to increased full-time personnel in 2008 versus 2007.
We expect our research and development expenses to continue to increase in the near term as we expand our development efforts and our drug candidates continue or enter into the pivotal Phase 3 clinical program and file for regulatory approvals. The increase may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.
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

Selling, general and administrative expenses increased from approximately $3.5 million for the three months ended September 30, 2007 to $4.2 million for the three months ended September 30, 2008. Selling, general and administrative expenses increased from approximately $9.3 million for the nine months ended September 30, 2007 to $13.4 million for the nine months ended September 30, 2008. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2008 over the comparable periods of 2007 resulted primarily from increased sales and marketing costs related to the launch of Dyloject in the UK. Additional increases were due to facility costs, headcount and personnel costs as we expand and improve our administrative infrastructure, as well as general administrative and professional fees to support the launch.
For the three and nine months ended September 30, 2008, the increase compared to 2007 was primarily due to costs related to our contract sales force in the U.K., as well as increased promotional, market research, and market education costs in 2008 related to the approval and commercial launch of Dyloject in the UK. For the three and nine months ended September 30, 2008, these costs increased $0.6 million and $2.4 million, respectively, compared to the similar periods in 2007. For the nine months ended September 30, 2008, additional increases were the result of salary, stock based compensation and benefits expense, which increased by approximately $0.5 million over the same period of 2007 for our selling, general and administrative employees. The increase was due primarily to the addition of full time personnel in the sales and marketing areas, and the associated benefits. Legal, accounting and other third party service fees for the nine months ending September 30, 2008 increased by approximately $0.4 million compared to 2007, primarily related to increased legal expenses and patent costs.
We expect selling, general and administrative expenses to fluctuate in the near term depending on the results of active partnership discussions of our first commercial project, Dyloject.
Interest Income. Interest income consists of interest earned on our cash, cash equivalents and short term marketable securities available for sale. Interest income decreased from approximately $0.7 million for the three months ended September 30, 2007 to approximately $0.2 million for the three months ended September 30, 2008. Interest income decreased from approximately $1.3 million for the nine months ended September 30, 2007 to approximately $0.8 million for the nine months ended September 30, 2008. The decrease was primarily due to current market conditions providing lower yields on investments, and lower average cash balances.
Other Income. Other income for the nine months ended September 30, 2008 consists primarily of gains on the sales of marketable securities in the first quarter of 2008, offset by foreign exchange transaction losses realized in the third quarter of 2008.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the public sale and private placement of our equity securities, debt financings and grant revenue primarily from the DOD, and to a lesser extent in 2008, product revenues. We may raise additional funds through the private and/or public sale of our equity securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of September 30, 2008, we had cash, cash equivalents and marketable securities of approximately $36.5 million, including $1.8 million of long-term marketable securities, compared to $37.2 million as of December 31, 2007. Substantially all of our cash and cash equivalents at September 30, 2008 were in money markets that are covered under the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds through December 18, 2008.
In May 2008, we sold 11,423,106 shares of our Common Stock to certain institutional and individual investors in a registered direct offering. The aggregate gross proceeds from the offering were approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, were approximately $25.8 million. We anticipate using the net proceeds from the sale of the Common Stock offered to fund clinical research and development programs, the commercialization and manufacturing of our product and our product candidates, and for other general corporate purposes. The Common Stock sold in the offering has been registered on a universal shelf registration statement on Form S-3 (No. 333-149090) that was filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2008 and declared effective by the SEC on February 12, 2008, and under which approximately $32.5 million remains available for future issuance.
Although we believe that our existing cash resources will be sufficient to support our current operating plan at least through June 2009, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. Our operating plan will also be affected by the acceptance of our product into the marketplace, the pricing of our product under the formulary process, and the timing and extent of our expenses associated with our operations. We may raise additional funds through the private and/or public sale of our equity securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.
As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $143.7 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of September 30, 2008, we have paid an aggregate of $5.6 million and $4.0 million in cash since inception to West Pharmaceutical Services, Inc. and Shimoda Biotech (Proprietary) Ltd., respectively, pursuant to license agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.
We expect that our cash requirements for operating activities will increase due to the following future activities:
•	Conduct continued commercialization activities in support of Dyloject product launch and expansion in the U.K. including medical information services, pharmacovigilance monitoring, and our contract sales force; and pre-launch planning, development of market plans, pricing and reimbursement application, development of regional sales and marketing capabilities for other European countries;

•	Conduct clinical and non-clinical programs, including Phase 3 clinical trials to support regulatory submissions and label extensions of our product candidates;

•	Continue to support Good Manufacturing Practices (“GMP”) drug supply requirements of our non-clinical and clinical trials; complete formal stability testing, analytical development, methods development, specification development and commercial scale-up;

•	Maintain, protect and expand our intellectual property;

•	Develop expanded internal infrastructure; and

•	Hire additional personnel.
Cash used in operating activities
From inception through September 30, 2008, net cash used in operating activities was approximately $100.3 million. Net cash used in operating activities increased to approximately $26.2 million for the nine months ended September 30, 2008 from approximately $16.5 million for the nine months ended September 30, 2007.
Net cash used in operating activities for the nine months ended September 30, 2008 consists primarily of our net loss of $29.7 million. The increase in net cash used in operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in the first nine months of 2008. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, sales and marketing costs associated with the commercial launch of Dyloject, and advancing our research and development clinical trials for each of our product candidates. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses, which were approximately $2.7 million in 2008 and in 2007, respectively. Also in the first nine months of 2008, our outstanding payables increased by approximately $2.0 million, our prepaid expenses, other current assets and other assets decreased $0.4 million, and our inventory levels increased by approximately $1.9 million.
Cash used in investing activities

From inception through September 30, 2008, net cash used in investing activities was approximately $5.3 million, primarily related to the net purchases of short term marketable securities available for sale. For the nine months ended September 30, 2008, gross purchases were approximately $2.1 million, while gross proceeds from sales and maturities were approximately $21.7 million. For the nine months ended September 30, 2008, cash outflows for capital expenditures were approximately $0.9 million, primarily related to leasehold improvements. We expect that cash used for investing activities in 2008 will fluctuate based on future financing and the need to utilize our current investments for operations or capital improvements.
Cash provided by financing activities
From inception through September 30, 2008, net cash provided by financing activities was approximately $140.3 million. As discussed elsewhere in this Quarterly Report on Form 10-Q, in May 2008, we sold 11,423,106 shares of our Common Stock to certain institutional and individual investors in a registered direct offering. The aggregate gross proceeds from the offering were approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, were approximately $25.8 million. Additionally, for the nine months ended September 30, 2008, net cash from financing activities included proceeds of approximately $0.5 million from the exercise of stock options during the period. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, and the future volume of warrants and stock options exercised.

Commitments
The following table summarizes our commitments as of September 30, 2008:

	Payments due by period
					Beyond
	Total	< 1 year	1-3 years	3-5 years	5 years

Operating leases	$2,980,165	$875,196	$1,569,899	$535,070	$—
License Agreement	9,000,000	4,000,000	5,000,000	—	—
Manufacturing Supply Agreements	26,060,987	9,625,281	5,079,872	11,355,834	—

	$38,041,152	$14,500,477	$11,649,771	$11,890,904	$—

The timing of the remaining milestones for Shimoda and Archimedes is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future non-clinical and clinical trials and any requirements imposed on our non-clinical and clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between one to three years from September 30, 2008.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not currently expect this pronouncement to have a significant impact on our financial statements.
Critical Accounting Estimates
Research and Development Costs. Since our inception, we have incurred approximately $93.3 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our product candidates, nor is it possible to estimate when, if ever, any of our product candidates will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our product candidates, which could result in significant delays in obtaining approval to sell our product candidates, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our product candidates, difficulties in commercial scale manufacturing, and failure to gain favorable pricing from various institutions, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
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
Off Balance Sheet Arrangements
Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead included as a component of equity. See Footnote 6 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Statement of Shareholders’ Equity for more information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk (Auction Rate Securities)
As of September 30, 2008, we had approximately $1.8 million in non-current available for sale marketable securities, consisting of student loan auction rate securities issued by a state agency and an auction rate security of a closed end mutual fund. The closed end mutual fund primarily invests in common stocks, including dividend paying common stocks such as those issued by utilities, real estate investment trusts and regulated investment companies under the Internal Revenue Code. The Fund also invests in fixed income securities such as U.S. government securities, preferred stocks and bonds.
Due to recent adverse developments in the global credit and capital markets, certain auctions have failed as a result of liquidity issues and there is little to no current market activity for these instruments. As of September 30, 2008, the fair value of these securities were valued based on significant management judgments, including the credit ratings of the securities which were Aaa or better, the quality of the underlying investments, the pricing of the instrument, if available, or the underlying investments, and the rate of interest currently accruing on these instruments compared to other instruments of a similar nature, maturity and quality. Based on these factors, we believe the fair value is stated at par value as of September 30, 2008.
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

JAVELIN PHARMACEUTICALS, INC.
Date: November 10, 2008	By:	/s/ Martin J. Driscoll
		Name:	Martin J. Driscoll
		Title:	Chief Executive Officer

Date: November 10, 2008	By:	/s/ Stephen J. Tulipano
		Name:	Stephen J. Tulipano
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Development and Toll Manufacturing Agreement, dated as of July 30, 2008, between the Company and Baxter Healthcare Corporation. (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.