Form 10-K
period 2008-12-31
JAVELIN PHARMACEUTICALS, INC
filed 2009-03-12
CIK 50710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-32949
JAVELIN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0471759

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
125 CambridgePark Drive, Cambridge, MA 02140

(Address of principal executive offices) (Zip Code)
(617) 349-4500

(Registrant’s telephone number, including area code)
     Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	NYSE Amex
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act (check one): Yes ☐ No ☑
Based on the closing price of $2.32 per share on June 30, 2008, the aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2008 was approximately $103,818,425.
The number of shares of the registrant’s common stock outstanding as of March 1, 2009: 60,649,358 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s fiscal year ended December 31, 2008 to be issued in conjunction with the registrant’s annual meeting of stockholders expected to be held on June 23, 2009 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2008.

ii

PART I.
ITEM 1. BUSINESS.
History
     Javelin Pharmaceuticals, Inc. is engaged in the research, development and commercialization of products for the pain management market. Unless the context otherwise requires, all references in this report to “Javelin”, “Company”, “we”, “us” or “our” include Javelin Pharmaceuticals, Inc. and any subsidiaries or other entities controlled by it.
     Javelin was incorporated in July 2005 in the State of Delaware by Intrac, Inc., a Nevada corporation (“Intrac”), for the purpose of migrating the Intrac corporate entity to Delaware. The migratory merger became effective in September 2005. In December 2004, Innovative Drug Delivery Systems, Inc. (“IDDS”), then a private operating corporation, merged with Intrac, then a public reporting “shell” company, for the purpose of conducting the IDDS operations in a public entity. Intrac had been formed in September 2000 and had no active business operations between 2001 and December 2004. Following the Intrac-IDDS merger, the IDDS operations became the business of Intrac, and certain of the executive officers and directors of IDDS became our executive officers and directors. As a result of the migratory merger, IDDS became a wholly-owned subsidiary of Javelin. In July 2006, our common stock was listed on the American Stock Exchange (now NYSE Amex). The shares of common stock described in this report give effect to the Intrac-IDDS merger and the migratory merger.
Overview
     We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the pain management market. We are developing and have begun to market simple and user-friendly products, involving new modes and routes of delivery for drugs optimized for relieving moderate-to-severe pain. In doing so, we intend to offer novel proprietary products that in some cases can be administered in a less invasive, more convenient manner and generally should offer either improved safety or efficacy, or both, as compared to formulations that are currently marketed by other companies. In addition, the product choices currently available for the treatment of moderate-to-severe pain are limited in the doses that may be given due to side effects, including cardiovascular depression, tolerance and addiction, respiratory depression, constipation, sedation and general diminution of quality of life. Our product, Dyloject™ (injectable diclofenac), and our product candidates, Ereska™ (intranasal ketamine, formerly referred to as PMI-150) and Rylomine™ (intranasal morphine), are focused on treating a variety of pain disorders ranging from acute and episodic moderate-to-severe pain associated with breakthrough cancer pain, post-operative pain, post-trauma pain such as orthopedic injury pain, procedural pain and burn pain. We believe that our products, assuming regulatory approvals, will offer patients and the medical community significant benefits and alternatives to the prescription pain medications available to pain sufferers today.
     Our plan of clinical operations for the next 12 months involves conducting the necessary research and development to further advance Dyloject, Ereska and, to a more limited extent, Rylomine along the drug development and regulatory approval process. The existing formulations of the parent drugs of each of these product candidates, including oral diclofenac, injectable ketamine, and oral and injectable morphine, are well-known prescription medications with well-documented profiles of safety, efficacy and cost-effectiveness.
     Our development program is designed to support global product registration, although special emphasis is placed upon United States (the “U.S.”) and European filings for drug approval and product registration. In October 2007, Dyloject was approved for marketing in the United Kingdom (the “U.K.”), and we received pricing for this approved product in November 2007. Dyloject entered formularies in the U.K. in early 2008, and we have initiated filings for marketing approval in certain other European countries via the Mutual Recognition Process. During the 2008 fiscal year, we generated approximately $1.1 million in revenue from the sale of Dyloject in the U.K. On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) under which we granted to Therabel an exclusive license under certain of our technology to commercialize Dyloject, and Therabel assumed from us all Dyloject commercialization, regulatory and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (the “E.U.”) and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million from Therabel, and will receive approximately an additional $5.0 million in payments for the sale of our existing inventory of Dyloject to Therabel. This agreement also provides for up to $59.5 million if certain sales and regulatory milestones are met, and the possibility for us to earn a double digit royalty on future net sales of Dyloject in all countries covered by this agreement for a specified period.
     Currently, Dyloject, Ereska and Rylomine are in the Phase 3 product development stage based upon the U.S. regulatory classification. Dyloject successfully completed Phase 3 clinical trials in 2007 and 2008, in which it met primary efficacy endpoints in postsurgical patients with moderate-to-severe pain after elective abdominal surgery (in the case of the 2007 trial) and orthopedic surgery (in the case of the 2008 trial). We plan to submit to the U.S. Food and Drug Administration (the “FDA”) a New Drug Application (“NDA”) with respect to Dyloject in the second half of 2009. We have completed a multi-dose Phase 3 efficacy trial for Ereska, and anticipate announcing results in the second quarter of 2009. Rylomine successfully completed a Phase 3 clinical trial in 2007, and we must conduct further efficacy trials, which have not been scheduled, before filing an NDA for this drug.

     Over the coming year, our development activity for our product candidates will focus on fulfilling the manufacturing requirements and generating the necessary preclinical and clinical data to support the submission packages outlined at our End-of-Phase 2 meetings at the FDA for Dyloject in the first half of 2006, our pre-Phase 3 FDA meeting for Ereska in January 2007, and our pre-NDA FDA meeting for Ereska in November 2007.
     Dyloject, Ereska and Rylomine are each in late stage development in the U.S., as shown below:

Product candidate	Indication	Development stage
Dyloject	Post-operative pain	Phase 3 (U.S.)
(injectable diclofenac)	Post-operative pain, anti-inflammatory	MHRA Pricing Approval Received and Sales Commenced (U.K.) Mutual Recognition Process (other European Union countries)

Ereska (intranasal ketamine)	Acute pain	Phase 3 (U.S.)

Rylomine (intranasal morphine)	Acute moderate-to-severe pain	Phase 3 (U.S.)
Dyloject (diclofenac sodium injectable)
     Dyloject is an injectable formulation of diclofenac. Diclofenac is a prescription nonsteroidal anti-inflammatory drug (“NSAID”) that is widely prescribed to treat post-operative pain due to its combination of effectiveness and tolerability. There still exists an underserved medical need for a safe and effective injectable NSAID in the hospital setting. For example, ketorolac tromethamine is an injectable NSAID that had significant sales prior to the FDA’s imposing a black box warning limiting the combined duration of intravenous plus oral use to five days because of the risk of serious adverse events. Similar adverse events, including mortality, led to it being taken off the market in France and Germany. Oral diclofenac (marketed as Voltaren) can be used safely in excess of five days and has a safety profile that is considered superior to oral ketorolac. Diclofenac is currently approved for use in the U.S. in a variety of oral formulations as well as a topical and ophthalmic formulation. An injectable formulation of diclofenac (Voltarol) is commercially available in Europe, but has significant drawbacks, including the need to buffer and dilute it at the pharmacy and a lengthy infusion period (over thirty minutes). The development of injectable formulations of diclofenac has been limited by its poor solubility. We believe that the proprietary formulation of injectable diclofenac that we are developing has the potential to overcome these issues and to provide an effective and safe treatment of moderate-to-severe acute pain.
     In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase 2/3 study for Dyloject. At the European Society of Regional Anesthesia and Pain Therapy annual meeting in September 2005, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled Phase 2/3 pivotal clinical trial comparing the safety, efficacy and therapeutic equivalency of Dyloject to Voltarol. We filed the Marketing Authorization Application (“MAA”) submission for approval to sell Dyloject in Europe in September 2005, and in October 2007 we announced that we received marketing authorization approval in the United Kingdom for Dyloject. In November 2007, we received pricing approval for Dyloject from the U.K. Department of Health Pharmaceutical Price Regulation Scheme, as well as notification of our first U.K. hospital formulary approval. Since then, we have continued to take the necessary steps to facilitate mutual recognition, and a subsequent product launch, of Dyloject in certain E.U. member countries. However, there can be no assurance as to whether or when any such product launch will occur. As part of our efforts to expand approval of, and to generate revenues from, Dyloject in Europe, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) on January 15, 2009 under which we granted to Therabel an exclusive license under certain of our technology to commercialize Dyloject, and Therabel assumed from us all Dyloject commercialization, regulatory and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million from Therabel, and will receive approximately an additional $5.0 million in payments for the sale of our existing inventory of Dyloject to Therabel. This agreement also provides for up to $59.5 million if certain sales and regulatory milestones are met, and the possibility for us to earn a double digit royalty on future net sales of Dyloject in all countries covered by this agreement for a specified period. The U.S. development program for Dyloject has required additional studies beyond those sufficient for European MAA because no injectable diclofenac product has yet been marketed in the U.S.
     In January 2006, we announced that we had met our primary endpoint of a linear dose response for pain relief over six hours in a Phase 2b U.S. study of Dyloject. This randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Dyloject to intravenous ketorolac demonstrated that patients with moderate-to-severe pain after oral surgery who received Dyloject or intravenous ketorolac experienced statistically significant pain relief over six hours compared to patients who received a placebo. In addition, approximately five minutes after intravenous injection, Dyloject demonstrated superior onset of pain relief compared to ketorolac as measured by statistically significant reductions in pain intensity and pain relief using both the VAS and categorical scales. In September 2006, we announced at “Europe Against Pain,” the annual meeting of EFIC (the European Federation of Chapters of the International Association for the Study of Pain) that the minimally effective dose of Dyloject in this study was 3.75mg, which is an unexpectedly low dose and novel finding. To achieve analgesia with lower doses of injectable diclofenac than was previously understood to be necessary offers the potential to reduce dose- related adverse affects with substantially equivalent analgesia. Moreover, although this study was designed to measure analgesic outcomes rather than differentiation of side effects between treatment groups, we observed half the incidence of surgical site bleeding in patients given Dyloject compared to those given ketorolac. Further, in January 2008 we announced that our Phase 1 study of the effects upon platelet function of administering Dyloject at therapeutically relevant doses showed minimal, albeit detectable, effects. The effects of Dyloject as well as oral immediate release diclofenac, at their maximum, only reached the upper range of normal in contrast to the effects of ketorolac or aspirin. Both of the latter drugs produced dramatic, highly significant interference with platelet aggregation. These results addressed the potential that NSAIDs have upon surgical site bleeding and confirmed earlier literature showing the superiority of diclofenac over ketorolac with respect to this important safety consideration.
     In May 2006, we commenced enrolling patients in the first of two larger Phase 3 post-operative pain studies for Dyloject that are required prior to filing the U.S. New Drug Application (“NDA”). In December 2007 we announced successful top-line results from the first of these Phase 3 studies in patients with postoperative abdominal pain, and in December 2008 we announced successful top-line results from the second of these Phase 3 studies in patients with postoperative orthopedic pain. In September 2008, we enrolled the first patient in a planned Phase 3 single-arm, open label observational safety study for Dyloject, which is intended to supplement our NDA. We anticipate submitting the NDA for Dyloject in the second half of 2009.
Ereska (intranasal ketamine)
     Ereska, a proprietary nasal formulation of ketamine, is currently under development by us for treatment of acute moderate-to-severe pain, including breakthrough pain. Breakthrough pain is acute pain that overcomes or breaks through a patient’s generally prescribed regimen of pain medicine. As reported in recent medical literature, the use of ketamine as an analgesic, while not yet approved by the FDA, is gaining clinician acceptance as a result of its effectiveness and minimal impact on cardiovascular and respiratory functions. Ketamine, a non-opiate, is an N-methyl-D-aspartate (“NMDA”) receptor antagonist that has been in clinical use for over 30 years as a general anesthetic. Since its approval by the FDA, ketamine has been safely used as an anesthetic in tens of thousands of patients. NMDA receptors are located in the central nervous system and play a role in the perception of acute and chronic pain as well as in the development of analgesic tolerance to opioids. Ketamine blocks NMDA receptors and therefore is a logical drug candidate for use as an analgesic for syndromes associated with acute pain, as well as breakthrough pain. Ketamine, at lower doses than those approved for use as an anesthetic, has been reported in the medical literature to be an effective analgesic in settings such as post-operatively, during medical procedures, and for neuropathic pain.
     Ereska is in development in the U.S. for the treatment of acute moderate-to-severe pain. We believe that Ereska is optimized for use as a pain medication and potentially offers a safe, non-opioid alternative for the treatment of moderate-to-severe pain.
     In 2005, we completed the Ereska formulation and device bioequivalency programs and initiated additional Phase 2 studies. We published in the international, peer-reviewed journal Acute Pain in 2007 results of our Phase 2 randomized, double-blind, placebo-controlled trial showing statistically significant superiority of intranasal ketamine over placebo in a standard acute pain model (molar extraction). We met with the FDA in January 2007 to finalize the development plan for this product candidate. At this meeting, the FDA indicated that no additional clinical efficacy trials and only pharmacokinetic trials would be needed prior to filing an initial NDA. However, at our pre-NDA meeting in November 2007, the review division of the FDA requested that we conduct one additional efficacy study prior to filing. We have completed a post-operative, multi-dose, acute pain study in same-day orthopedic surgery for which we expect to announce results in the second quarter of 2009. Following the release of these results, we will determine whether we plan to submit an NDA to the FDA for military-only indications, or whether we will undertake the additional Phase 3 efficacy trials and other clinical tests necessary to submit an NDA for broader indications. We are also continuing to perform internal deliberations regarding the development of Ereska in Europe, and in June 2008 we were awarded a patent in the E.U. that extends patent protection for Ereska into 2023.
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
     In October 2005, we announced that we had met our primary endpoint of a linear dose response for pain relief over four hours in a Phase 2b study of Rylomine. At the American Academy of Pain Medicine annual meeting in February 2006, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Rylomine to intravenous morphine. This study demonstrated that patients with moderate-to-severe pain after orthopedic surgery who received Rylomine or intravenous morphine experienced statistically significant pain relief over four hours compared to patients who received a placebo. We announced in April 2006 that we held our End-of-Phase 2 meeting with the FDA, and in May 2006 we initiated the U.S. Rylomine Phase 3 clinical program. In June 2007, we announced successful top-line clinical results of the first of two Rylomine Phase 3 clinical trials in which two dose regimens of Rylomine, intravenous morphine, or placebo were given to patients with acute pain after orthopedic surgery. Pain scores, time to request rescue analgesic medication and the doses required and other outcome measures were assessed and showed that Rylomine offered the same analgesic benefits as IV morphine and that both IV and intranasal morphine provided significantly superior analgesia than placebo. Because bone pain is often considered more resistant to morphine than is soft-tissue pain (e.g., post-abdominal surgery), we believe that these successful results in the more potentially challenging of our two Phase 3 pivotal trials are significant. We did not undertake any clinical trials for Rylomine during 2008, and we do not have any planned for 2009. With respect to European regulatory approval for Rylomine, we have sought regulatory and scientific advice from French regulatory experts and the European Medicines Agency (“EMEA”). The results of any future clinical trials, along with the feedback we receive from the regulatory agencies, will determine the timing, extent and cost of the European Rylomine development program and product filings.
     The proprietary technology used to develop Dyloject, Ereska and Rylomine is protected by patent applications filed and/or issued patents both in the United States and in other countries. During 2007, we received broad patent coverage for Dyloject in Europe, extending patent protection there by approximately ten years, into 2024. Additionally, we have received a U.S. patent covering our Ereska formulation and a Canadian patent covering devices and methods for treating pain using Ereska. The U.S. patent extends our patent protection into 2023 and the Canadian patent extends our patent protection into 2015. In June 2008 we were awarded a patent in the EU that extends patent protection for Ereska into 2023. We have licensed the exclusive rights to develop and commercialize the proprietary formulations of our product candidates. Since inception, we have been awarded over $5.8 million in competitive and peer-reviewed government funding, including contracts from the U.S. Department of Defense and grants from the National Institutes of Health/National Cancer Institute (“NIH/NCI”). In 2007, we received a Tibbetts Award from the SBIR program of the NIH/NCI that had provided initial funding for our development of intranasal ketamine. We presented ongoing results from all three of our clinical programs at the 12th World Congress on Pain in August 2008 in Glasgow, Scotland. This Congress is a triennial event held under the auspices of the International Association for the Study of Pain, the leading international organization in the field.
Pain pharmaceuticals market overview
     The annual value of the global pharmaceutical market for pain relief is currently in excess of $30 billion. Approximately two-thirds of the dollar volume of the U.S. prescription pain medication market is for drugs used to treat chronic pain, and one-third is for drugs used for indications associated with acute pain. Our products are designed to fulfill unmet and underserved medical needs for a number of moderate-to-severe pain indications, including breakthrough cancer pain, post-operative pain, breakthrough lower back pain, orthopedic injury pain, and burn pain. Despite advances in medicine and the development of new prescription pain medications, we believe that treatment for these indications remains a critical area of unmet and underserved medical need.
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
     We are developing differentiated pain control products that provide the flexibility and versatility required to adequately address the limitations of existing prescription pain pharmaceuticals. First, according to our clinical results, all three of our product candidates appear to work faster than the oral formulations of the currently available prescription pain products. These product formulations provide rapid relief of moderate-to-severe pain within minutes (within five minutes for Ereska and within 10 minutes for Rylomine). For Dyloject, we have demonstrated an onset of pain relief within five minutes.
     Second, Ereska and Rylomine address patient and provider preferences for self-medication and serve as a less invasive route of administration. Both product candidates have IV-like pharmacokinetics without the invasive nature of intravenous administration or the need for costly and cumbersome patient controlled analgesia devices. These product candidates present a significant opportunity for drug therapy both inside the hospital setting and in other medically supervised settings. Their economic benefit is compelling as the nasal route of administration eliminates the need for personnel and equipment necessary to establish an intravenous line. In addition, a non-invasive route of delivery reduces the incidence of needle-stick injuries and the potential for transmission of blood-born viruses. Finally, the ability to self-regulate provides an important benefit of control to the patient and avoids doses that are higher than necessary to achieve safe and effective management of pain without the side effects associated with such higher doses.

     Third, Dyloject and Ereska provide alternatives to the use of opioids such as morphine for treating moderate-to-severe pain. Opioid administration to trauma patients must be undertaken with great caution, vigilance and repeated titration of very small doses due to their recognized risks of lowering blood pressure and causing respiratory depression. Intravenous ketamine at low, subanesthetic doses has been used off-label to treat trauma pain, as it does not have the same potentially lethal, dose-limiting side effects as an opioid. The typical treatment of breakthrough pain requires a combination of various opioids. When used in combination with opioids, ketamine has been reported to reduce the dependence on opioids, thereby reducing the requirement for narcotics, and enhancing the patient’s overall quality of life.
     Dyloject has the potential to provide an attractive alternative to opioids for the treatment of post-operative pain. Our most significant U.S. competitor in the injectable NSAID category is ketorolac tromethamine. In January 2006, we announced the results of a Phase 2b U.S. study in which Dyloject demonstrated superior onset of action compared to ketorolac, five minutes after intravenous injection. When first launched, this drug had significant sales prior to the FDA imposing a black box warning limiting the combined duration of intravenous plus oral use of Toradol® to five days because of the risk of serious adverse events. Oral diclofenac can be used safely in excess of five days and has a considerably superior safety profile. Dyloject would be the first injectable version of diclofenac to be marketed in the U.S. We believe that Europe presents a meaningful opportunity for Dyloject as well because injectable Voltarol (diclofenac sodium) has significant drawbacks, including the need to freshly prepare, buffer and dilute at the pharmacy and infuse to the patient slowly over 30 minutes.
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
Pain indications
     The following describes the two key pain indications currently targeted by us:
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
Orthopedic injury
     Treatment of fractures can involve the realignment of bones, a procedure referred to as reduction. Although fractures and dislocations are generally due to minor injuries, the time leading up to and during reduction of a fracture or the correction of a dislocation is often associated with acute, moderate-to-severe pain. According to the National Center for Health Statistics’ National Hospital Ambulatory Medical Care Survey: 2005 Emergency Department Survey published in 2007, there were approximately 9.7 million emergency department visits due to fractures or strains and sprains in the U.S. in 2005. We believe that emergency departments have an economic incentive to use any therapy that can speed patient discharge from the hospital and avoid expenses associated with administration of intravenous drugs. We also believe that one or more of our product candidates might satisfy the underserved medical need for agents that are fast-acting, safe, and easily titrated to treat moderate-to-severe pain associated with orthopedic injury in the emergency department setting.
     The following describes three pain indications that either have been targeted by us to a limited extent, or that may be targeted by us in the future:
Breakthrough cancer pain
     The prevalence of cancer pain is growing due to the progressive aging of the general population and further increases in cancer survival rates as a result of new therapies and treatments. Cancer pain represents the sum of continuous or baseline pain, for which round-the-clock regimens of long-acting analgesics are generally recommended, plus intermittent or breakthrough pain, for which the current standard of care is to administer as-needed, immediate-release oral opioids. Breakthrough cancer pain is characterized by episodes of acute, moderate-to-severe pain that suddenly flare up and overcome a standing, by-the-clock pain management regimen. This type of pain is particularly difficult to treat due to its severity, rapid onset, and the often unpredictable nature of its occurrence. On average, patients suffering from breakthrough cancer pain experience one to five breakthrough episodes per day. Based upon careful estimates of the prevalence of cancer breakthrough pain conducted both within the U.S. and internationally, we estimate that about two-thirds of the approximately 1,250,000 patients in the U.S. suffering from moderate-to-severe cancer pain require treatment for breakthrough pain. We believe, based upon the properties that our product candidates have displayed in our clinical trials to date, that one or more of them might provide a faster-acting and more effective alternative treatment for breakthrough cancer pain.
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
Strategy
     Our goal is to become a successful specialty pharmaceutical company by focusing our efforts on developing new prescription pain medications that are simple, user friendly and cost-effective for the potential treatment of patients with underserved pain management needs.
Key elements of our strategy are:
•	Focus on unmet and underserved medical needs in the prescription pain medication market. Despite advances in medicine and the development of new drugs, pain relief remains a critical area of unmet and underserved medical need. Increasingly, patients, advocacy groups and the media are highlighting the shortcomings of pain management. We will continue to focus on developing differentiated pain control products that are designed to provide the flexibility and versatility required to adequately address the limitations of existing prescription pain drugs.

•	Efficiently select product candidates to minimize risk and maximize opportunity. We will continue to use in-house experience and capabilities in product development, business development, regulatory affairs, risk management and portfolio management to build and maintain an attractive product portfolio and candidate pipeline.

•	Develop new products with reduced clinical and regulatory risk. Following the specialty pharmaceutical business model, we will seek to develop branded pharmaceuticals with novel formulations, routes of administration, methods and modes of delivery and new indications from existing approved drugs with established safety profiles.

•	Develop commercial partnerships in various global markets. With the exception of certain rights to Dyloject in Europe that we have licensed to Therabel Pharma N.A., we retain the U.S. and international marketing and distribution rights for our products. We may further license distribution rights to our products in certain global markets to reduce our commercialization risks, enhance market uptake for our brands, and generate capital to fund our product portfolio development efforts.
Products
     We are developing and have, to a limited extent, commercialized, differentiated pain control products that are designed to provide the flexibility and versatility required to adequately address the limitations of existing prescription pain pharmaceuticals. Our current pipeline includes one product, Dyloject, and two product candidates, Ereska and Rylomine, each of which is protected by different intellectual property and is based on different technology. We selected these product candidates based on our belief that each offered significantly lower clinical, regulatory, and commercial risk profiles as compared to new chemical entities.

Dyloject (diclofenac sodium injectable)
     Background. After operations or trauma, injured tissue becomes inflamed. This inflammation is painful. Common drugs that reduce inflammation fall into two broad classes. First are the steroids (short for corticosteroids, such as cortisone). These are potent anti-inflammatory drugs but their use even for short intervals carries substantial risks such as weakening of the bones or increased risk of infections. Thus, corticosteroids are not routinely used after operations. The second class comprises nonsteroidal anti-inflammatory drugs (“NSAIDs”), which include prescription drugs for the treatment of moderate-to-severe pain, as well as the more common and numerous over-the-counter prescription drugs for the treatment of mild-to-moderate pain, such as aspirin. NSAIDs are widely used for all types of pain, but relatively few can treat the moderate-to-severe pain typically experienced following operations. NSAIDs reduce pain and inflammation through several mechanisms, principal among which is their ability to interfere with the enzyme class known as cyclo-oxygenases. This enzyme acts upon certain fatty acids made by the body to generate pain-mediating substances known as prostaglandins. Inhibition of the cyclo-oxygenases by NSAIDS reduces prostaglandin levels decreasing inflammation and thus reducing the pain associated with the inflammatory response. Diclofenac is a prescription NSAID that is widely prescribed to treat post-operative pain due to its combination of effectiveness and tolerability.
     Currently available formulations of the popular drug diclofenac are poorly soluble in water. We have successfully improved the solubility of diclofenac by the addition of a doughnut-shaped molecule that has the technical name hydroxypropyl-beta-cyclodextrin (“HPßCD”). Diclofenac and HPßCD can be formulated to easily dissolve in water. This resultant product is more amenable for injection into a muscle or a vein, where the solubilized material is able to directly enter the bloodstream. HPßCD is one example of a broader family of ring-shaped sugar molecules called cyclodextrins. Cyclodextrins have been used to improve the solubility of many hard-to-dissolve drugs. There are many types of cyclodextrins and most are toxic. Only modified beta-cyclodextrins (such as HPßCD) are regarded as safe for injection. Our HPßCD is used in higher concentrations in the FDA-approved injectable antifungal drug, Sporanox ® (itraconazole).
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
     Clinical Results. Dyloject is in development in the U.S. for the treatment of post-operative pain and is being marketed in Europe for the treatment of acute forms of pain, including renal colic, exacerbations of osteo- and rheumatoid arthritis, acute back pain, acute gout, acute trauma, pain associated with fractures in addition to post-operative pain.
     Initial studies of Dyloject when administered by intravenous or intramuscular injection have demonstrated its safety, along with a safe rapid onset of action. Dyloject has also demonstrated bioequivalence to Voltarol. Published results from a Phase 2 randomized, placebo-controlled, double-blind clinical trial demonstrated that Dyloject provides a rapid drop in post-operative pain intensity. At all dosage levels tested, Dyloject provided statistically significant post-operative pain relief through six hours (p <0.05) and was safe and well-tolerated by patients. The results of this clinical study were published in 2000 in the European Journal of Clinical Pharmacology.

     In October 2003, we completed a randomized, four-way cross-over Phase 1 trial comparing the pharmacokinetics, bioequivalence and safety of Dyloject to Voltarol, which demonstrated that Dyloject was bioequivalent to Voltarol regardless of intravenous infusion time as defined and required by the MHRA. In March 2004, we completed a randomized, four-way cross-over Phase 1 clinical trial comparing the pharmacokinetic, bioequivalence and safety of Dyloject to Voltarol when administered intravenously and intramuscularly. In that trial, Dyloject was found to be bioequivalent to Voltarol regardless of the route of administration and was safe and well tolerated.
     In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase 2/3 study for Dyloject. At the European Society of Regional Anesthesia and Pain Therapy annual meeting in September 2005, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled Phase 2/3 pivotal clinical trial comparing the safety, efficacy and therapeutic equivalency of Dyloject to Voltarol. We filed the Marketing Authorization Application (“MAA”) submission for approval to sell Dyloject in Europe in September 2005, and in October 2007 we announced that we received marketing authorization approval in the United Kingdom for Dyloject. In November 2007, we received pricing approval for Dyloject from the U.K. Department of Health Pharmaceutical Price Regulation Scheme, as well as notification of our first U.K. hospital formulary approval. Since then, we have continued to take the necessary steps to facilitate mutual recognition, and a subsequent product launch, of Dyloject in certain E.U. member countries. However, there can be no assurance as to whether or when any such product launch will occur. As part of our efforts to expand approval of, and to generate revenues from, Dyloject in Europe, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) on January 15, 2009 under which we granted to Therabel an exclusive license under certain of our technology to commercialize Dyloject, and Therabel assumed from us all Dyloject commercialization, regulatory and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million from Therabel, and will receive approximately an additional $5.0 million in payments for the sale of our existing inventory of Dyloject to Therabel. This agreement also provides for up to $59.5 million if certain sales and regulatory milestones are met, and the possibility for us to earn a double digit royalty on future net sales of Dyloject in all countries covered by this agreement for a specified period. The U.S. development program for Dyloject has required additional studies beyond those sufficient for European MAA because no injectable diclofenac product has yet been marketed in the U.S.
     In January 2006, we announced that we had met our primary endpoint of a linear dose response for pain relief over six hours in a Phase 2b U.S. study of Dyloject. This randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Dyloject to intravenous ketorolac demonstrated that patients with moderate-to-severe pain after oral surgery who received Dyloject or intravenous ketorolac experienced statistically significant pain relief over six hours compared to patients who received a placebo. In addition, approximately five minutes after intravenous injection, Dyloject demonstrated superior onset of pain relief compared to ketorolac as measured by statistically significant reductions in pain intensity and pain relief using both the VAS and categorical scales. In September 2006, we announced at “Europe Against Pain,” the annual meeting of EFIC (the European Federation of Chapters of the International Association for the Study of Pain) that the minimally effective dose of Dyloject in this study was 3.75mg, which is an unexpectedly low dose and novel finding. To achieve analgesia with lower doses of injectable diclofenac than was previously understood to be necessary offers the potential to reduce dose-related adverse affects with substantially equivalent analgesia. Moreover, although this study was designed to measure analgesic outcomes rather than differentiation of side effects between treatment groups, we observed half the incidence of surgical site bleeding in patients given Dyloject compared to those given ketorolac. Further, in January 2008 we announced that our Phase 1 study of the effects upon platelet function of administering Dyloject at therapeutically relevant doses showed minimal, albeit detectable, effects. The effects of Dyloject as well as oral immediate release diclofenac, at their maximum, only reached the upper range of normal in contrast to the effects of ketorolac or aspirin. Both of the latter drugs produced dramatic, highly significant interference with platelet aggregation. These results addressed the potential that NSAIDs have upon surgical site bleeding and confirmed earlier literature showing the superiority of diclofenac over ketorolac with respect to this important safety consideration.
     In May 2006, we commenced enrolling patients in the first of two larger Phase 3 post-operative pain studies for Dyloject that are required prior to filing the U.S. New Drug Application (“NDA”). In December 2007 we announced successful top-line results from the first of these Phase 3 studies in patients with postoperative abdominal pain, and in December 2008 we announced successful top-line results from the second of these Phase 3 studies in patients with postoperative orthopedic pain. In September 2008, we enrolled the first patient in a planned Phase 3 single-arm, open label observational safety study for Dyloject, which is intended to supplement our NDA. We anticipate submitting the NDA for Dyloject in the second half of 2009.
Ereska (intranasal ketamine)
     Background. Ereska, a proprietary nasal formulation of ketamine, is currently under development by us for treatment of acute moderate-to-severe pain, including breakthrough pain. Ketamine, a non-opiate, is an N-methyl-D-aspartate (“NMDA”) receptor antagonist that has been in clinical use for over 30 years as a general anesthetic. Since its approval by the FDA, ketamine has been safely used as an anesthetic in tens of thousands of patients. NMDA receptors are located in the central nervous system and play a role in the perception of acute and chronic pain as well as in the development of analgesic tolerance to opioids. Ketamine blocks NMDA receptors and therefore is a logical drug candidate for use as an analgesic for syndromes associated with acute pain, as well as breakthrough pain. Ketamine, at lower doses than that approved for use as an anesthetic, has been reported in the medical literature to be an effective analgesic in settings such as post-operatively, during medical procedures, and for neuropathic pain.

     As reported in recent medical literature, the use of ketamine in low, subanesthetic doses as an analgesic, while not yet approved by the FDA, is gaining clinician acceptance as a result of its effectiveness and minimal impact on cardiovascular and respiratory functions. Since ketamine is not approved for use as an analgesic, physicians have resorted to using the drug off-label. We believe that an FDA-approved formulation of ketamine for the treatment of moderate-to-severe pain will provide physicians with an accepted and regulated alternative to off- label use. In addition, in 1998, ketamine was scheduled by the U.S. Drug Enforcement Administration (the “DEA”) as a Schedule III controlled substance. We believe this will only improve the prospects of our intended use of ketamine, as the scheduling of ketamine by the DEA provides additional protection with respect to controlling distribution, prescribing patterns and disposal, thereby reducing the potential for misuse.
     Clinical Results. Ereska is in development in the U.S. for the treatment of acute moderate-to-severe pain. We believe that Ereska is optimized for use as a pain medication and potentially offers a safe, non-opioid alternative for the treatment of moderate-to-severe pain.
     Previous randomized, double-blind, placebo-controlled Phase 2 clinical studies have demonstrated statistically significant (p<0.05) relief of moderate-to-severe post-operative and breakthrough pain. Ereska was fast-acting, with statistically significant (p<0.05) pain relief occurring as early as four minutes post administration of Ereska. Ereska also appeared to be safe and well-tolerated by patients. These results were presented at the American Society for Clinical Pharmacology and Therapeutics in Atlanta, Georgia in April 2002 and the American Society of Clinical Oncology in Orlando, Florida in May 2002.
     In May 2003, following the presentation of clinical data at the plenary session of the Advanced Technology Application for Combat Casualty Care conference in Orlando, Florida, the U.S. Department of Defense awarded an approximately $4.3 million funding extension to IDDS, our predecessor, to aid in the development of Ereska. This award is based on the need of the military for a fast-acting, non-invasive, and non-sedating alternative to the intravenous and oral medications commonly used for treatment of combat-related injuries, such as burns, bullet wounds and blunt trauma.
     In June 2004, we had an End-of-Phase 2 meeting with representatives of the FDA. The purpose of the meeting was to review the intended clinical use and the proposed product development plan for Ereska. The FDA provided guidance and defined the requirements for NDA submission. In 2005, we completed the Ereska formulation and device bioequivalency programs and initiated additional Phase 2 studies. We published in the international, peer-reviewed journal Acute Pain in 2007 results of our Phase 2 randomized, double-blind, placebo-controlled trial showing statistically significant superiority of intranasal ketamine over placebo in a standard acute pain model (molar extraction). We met with the FDA in January 2007 to finalize the development plan for this product candidate. At this meeting, the FDA indicated that no additional clinical efficacy trials and only pharmacokinetic trials would be needed prior to filing an initial NDA. However, at our pre-NDA meeting in November 2007, the review division of the FDA requested that we conduct one additional efficacy study prior to filing. We have completed patient enrollment in a post-operative, multi-dose, acute pain study in same-day orthopedic surgery for which we expect to announce results in the second quarter of 2009. Following the release of these results, we will determine whether we plan to submit an NDA to the FDA for military-only indications, or whether we will undertake the additional Phase 3 efficacy trials and other clinical tests necessary to submit an NDA for broader indications. We are also continuing to perform internal deliberations regarding the development of Ereska in Europe, and in June 2008 we were awarded a patent in the E.U. that extends patent protection for Ereska into 2023.
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
     ChiSys TM Delivery Platform. We have licensed a proprietary drug delivery technology that allows us to nasally deliver and to achieve therapeutic blood levels of morphine in a predictable fashion that was previously unattainable when administered through the nasal route. The key to this technology is ChiSys TM, a naturally occurring carbohydrate polymer that, while pharmaceutically inert by itself, enhances the absorption of compounds across mucosal membranes such as those of the nasal cavity, and thereby provides the potential to deliver drugs through such routes. This enhancement of drug delivery is particularly important for compounds such as morphine that are poorly absorbed across mucosal barriers, in particular, the nasal membrane. The contribution of ChiSys TM to enhancing mucosal drug absorption is reported to be due to several factors, including its potent mucoadhesive property, which prevents drug washout.
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
     In October 2005, we announced that we had met our primary endpoint of a linear dose response for pain relief over four hours in a Phase 2b study of Rylomine. At the American Academy of Pain Medicine annual meeting in February 2006, and at the American Pain Society (APS) annual meeting in May 2006, we presented the final results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Rylomine to intravenous morphine. This study demonstrated that patients with moderate-to-severe pain after orthopedic surgery who received Rylomine 15 mg or 30 mg or intravenous morphine 7.5 mg experienced statistically significant (p <0.01) pain relief over four hours compared to patients who received a placebo. One nasal spray of Rylomine 7.5 mg was determined to be the minimally effective dose and equivalent to a 5 mg bolus intravenous injection of morphine. In this study, Rylomine 7.5 mg and 15 mg were effective at relieving pain over 24 hours with the higher dose showing superior efficacy and the lower dose showing better tolerability. There were no serious adverse events and most side effects were reported as mild to moderate in intensity. General side effects were dose related and typical of morphine administration. Local adverse events were typical of nasally administered drugs and included bad taste, nasal congestion, nasal discomfort, throat irritation, sneezing and rhinorrhoea.
     We announced in April 2006 that we held our End-of-Phase 2 meeting with the FDA, and in May 2006 we initiated the U.S. Rylomine Phase 3 clinical program. In June 2007, we announced successful top-line clinical results of the first of two Rylomine Phase 3 clinical trials in which two dose regimens of Rylomine, intravenous morphine, or placebo were given to patients with acute pain after orthopedic surgery. Pain scores, time to request rescue analgesic medication and the doses required and other outcome measures were assessed and showed that Rylomine offered the same analgesic benefits as IV morphine and that both IV and intranasal morphine provided significantly superior analgesia than placebo. Because bone pain is often considered more resistant to morphine than is soft-tissue pain (e.g., post-abdominal surgery), we believe that these successful results in the more potentially challenging of our two Phase 3 pivotal trials are significant. We did not undertake any clinical trials for Rylomine during 2008, and we do not have any planned for 2009. With respect to European regulatory approval for Rylomine, we have sought regulatory and scientific advice from French regulatory experts and the EMEA. The results of any future clinical trials, along with the feedback we receive from the regulatory agencies, will determine the timing, extent and cost of the European Rylomine development program and product filings.
Competitive grants
     The U.S. Department of Defense has awarded us a total of approximately $5.5 million in contracts and grants to develop Ereska for the treatment of acute moderate-to-severe pain in military personnel and for mass casualty management. These contracts reimburse us for expenses associated with some aspects of the non-clinical, clinical and manufacturing sub-projects required to support an NDA submission.
Strategic agreements
     Shimoda agreement. In December 2001, we entered into a license agreement with Shimoda Biotech, Ltd. and its wholly-owned subsidiaries, Farmarc N.A.N.V. (Netherlands Antilles) and Farmarc Netherlands B.V. (collectively, “Shimoda”), pursuant to which we received certain worldwide, exclusive rights to develop and commercialize products related to a proprietary formulation of the injectable delivery of diclofenac. Shimoda’s rights to the formulation were originally licensed from Janssen Pharmaceutical Products, L.P. Under the terms of this agreement, we agreed to use commercially reasonable efforts to bring to market products that use the technology we licensed from Shimoda, continue active marketing efforts for those products, and comply with the commercialization timelines imposed on Shimoda. We believe we are currently in compliance with the agreement and have positive relations with our license partners. Shimoda agreed that it will not grant to any third party any right or license under any of Shimoda’s intellectual property rights involving the use of any cyclodextrin product related to pain management, anesthesia or sedation without first offering us the right on the same terms and conditions. Under the license agreement, we are also obligated to pay an aggregate of $6.0 million upon the occurrence of specified developmental milestones, which include the filing of an NDA with the FDA for Dyloject, the approval of an NDA by the FDA and the first commercial sale of a licensed product, and pay a royalty based upon our and our sublicensees’ sales of products. In December 2005, the agreement was amended to provide for developmental milestones upon the allowance of an MAA by the MHRA, the submission of an NDA to the FDA, the approval of an NDA by the FDA and the one year anniversary of the date of first sale of a licensed product. In May 2006, the agreement was further amended to provide that we will be considered compliant even if we do not launch a commercial product by December 14, 2007, provided that we diligently continue to pursue regulatory approval as of that date. As of December 31, 2008, we had paid Shimoda an aggregate of $6.0 million in cash since the inception of this agreement. Under this agreement, the timing of the remaining developmental milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials, regulatory approval, and any requirements imposed on our clinical trials by the FDA. If the FDA imposes more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. We are obligated to pay Shimoda, on a country-by-country basis, a royalty on the sales, net of various customary cash discounts, attributable to these products.
     West Pharmaceutical agreements. In August 2000, IDDS entered into a license agreement, which was amended in October 2001 and October 2003, with West Pharmaceutical under which IDDS acquired a worldwide, exclusive right to develop and commercialize intranasal morphine under patents held by West Pharmaceutical for the transmucosal delivery of morphine to humans and animals for the treatment of pain. The licensed patent portfolio from West Pharmaceutical provides U.S. protection until 2014 and worldwide protection through 2013. The term of the license remains in effect until the last to expire of the Licensed Patents (as defined in the license agreement). We believe that certain pending patent applications, if approved, will significantly expand the life of this portfolio. In the future, we may be required to pay West Pharmaceutical an aggregate of up to $5.0 million for research and development milestones if certain defined events occur, which include the first filing of a marketing authorization application with a regulatory agency, first approval of a marketing authorization application and the first commercial sale of a licensed product. As of December 31, 2008, we had paid West an aggregate of $5.6 million in cash since the inception of this agreement. The timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. If regulatory agencies impose more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. We are obligated to pay West Pharmaceutical a royalty on the sales, net of various customary cash discounts, attributable to intranasal morphine.
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
     Ketamine license. In September 2000, IDDS assumed a license agreement with Dr. Stuart Weg upon the closing of its merger with Pain Management, Inc., another specialty pharmaceutical company. The license grants IDDS the exclusive, worldwide rights for the intellectual property surrounding intranasal ketamine. The term of the license agreement remains in effect until the last to expire of the patent rights. Under the license agreement with Dr. Weg, we are obligated to make aggregate milestone payments of approximately $1.6 million to Dr. Weg, Herbert Brotspies and Calgar & Associates. As of December 31, 2008, we had paid Dr. Weg, Mr. Brotspies and Calgar & Associates an aggregate of $950,000 in cash and issued 236,298 shares of common stock in lieu of cash payments of $600,000. We are also obligated to pay Dr. Weg, Mr. Brotspies, and Calgar & Associates a royalty on the sales, net of various customary cash discounts, attributable to intranasal ketamine.
Sales and marketing
     We anticipate that our commercialization efforts will focus on a dual-path marketing and distribution strategy as a result of our areas of therapeutic focus. A narrow channel of distribution will target hospitals, chronic care facilities, palliative care providers, long-term care centers, pain specialists, high-prescribing oncologists, oncology clinics, burn clinics, and customers such as the U.S. Department of Defense. This focused approach could allow for the creation of a small internal sales and marketing organization. Alternatively, we may license distribution rights to our products to reduce commercialization risks. If we are successful in expanding the approved product labeling for our products, we will evaluate the utilization of a broader channel of distribution such as large, established pharmaceutical companies and contract sales organizations to assist in the broadest commercialization of our product candidates. In order to cover all of the key prescribing physicians at an adequate level of reach and frequency, we would need to significantly expand our proposed sales force or partner with a company with a substantial sales organization.
     Outside of the U.S. we intend to sublicense distribution and marketing rights to one or more pharmaceutical companies with established sales forces in the targeted territories. As part of this strategy, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) on January 15, 2009 under which we granted to Therabel an exclusive license under certain of our technology to commercialize Dyloject, and Therabel assumed from us all Dyloject commercialization, regulatory and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. in return for an upfront payment, sales and regulatory milestone payments, and continuing royalty payments.

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
     We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, and other public and private research institutions. Many companies, for example, currently sell either generic or proprietary prescription pain formulations. Companies that currently sell both generic and proprietary opioid formulations include, among others, Abbott Laboratories, Alpharma Inc. (a subsidiary of King Pharmaceuticals, Inc.), Alza Pharmaceuticals, AstraZeneca, Cephalon, Endo Pharmaceuticals, Janssen Pharmaceutical, Johnson & Johnson, McNeil Consumer Healthcare, Purdue Pharma, Roxane Laboratories and Watson Laboratories. Alternative drugs and technologies are being developed that may be used in place of, or as an adjunct to, opioids in various settings, including post-operative pain and ER pain, several of which are in clinical trials or are awaiting approval from the FDA. These include Acetavance™ (IV acetaminophen) from Cadence Pharmaceuticals, Amelior® (IV ibuprofen) from Cumberland Pharmaceuticals, and ROX888 (intranasal ketorolac) from Roxro Pharma. Our competitors may also have access to more resources, financial and otherwise, which may allow these institutions to develop and market competing products more rapidly and more effectively than we have. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in developing drugs, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of drugs, formulating and manufacturing drugs and launching, marketing and selling drugs.
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
     We currently have exclusive licenses to eight issued U.S. patents and their foreign equivalent patents and patent applications, and are the assignee of one additional issued U.S. patent and its foreign counterparts. We also have a field limited sublicense to U.S. Patent 6,407,079, which provides us with exclusive rights in the field relevant to Dyloject. In addition, we have filed (and have pending) seven U.S. patent applications, each of which is or is expected to be the subject of foreign equivalent applications.
     The issued U.S. patents that are owned or have been exclusively licensed to us, and the product candidates (or uses thereof that we may or may not exploit) that relate to those patents, are:

Patent numbers	Product candidate	Expiration date
5,543,434	Ereska (intranasal ketamine)	Feb. 25, 2014
5,679,714	Ereska (intranasal ketamine)	Feb. 24, 2015
5,989,582	Ereska (intranasal ketamine)	Feb. 25, 2014
6,248,789	Ereska (intranasal ketamine)	Feb. 25, 2014
7,273,889	Ereska (intranasal ketamine)	July 10, 2023
5,554,388	Rylomine (intranasal morphine)	Sept. 10, 2013
5,629,011	Rylomine (intranasal morphine)	May 13, 2014
5,744,166	Rylomine (intranasal morphine)	Aug. 21, 2011
5,679,660	Dyloject (injectable diclofenac)	Dec. 2, 2014
     The issued U.S. patent to which we have an exclusive, field limited sublicense, and the product candidate that relates to that patent, is:

Patent numbers	Product candidate	Expiration date
6,407,079	Dyloject (injectable diclofenac)	June 18, 2019
     To the extent our pending patent applications are issued, if at all, they will only provide us with protection for the claims set forth in those patents when issued. We believe that, if issued in their current form, the claims in two of our pending U.S. patent applications is likely to cover Rylomine, the claims in one of our pending U.S. patent applications is likely to cover Ereska, and that the claims in four of our pending U.S. patent applications are likely to cover Dyloject. We have been awarded a European patent covering 30 European countries, including E.U. major market countries (G5), which extends our patent protection for Dyloject. European Patent No. 1 574 221 B1, entitled “Stable Injectable Compositions,” extends Dyloject’s European patent life and exclusivity from 2014 into 2024. Also, on June 4, 2008 we were awarded a patent in the European Union that extends patent protection for Ereska into 2023. European Patent No. 1 562 566 B1, entitled “Analgesic Compositions Comprising NMDA Receptor Antagonists and Benzalkonium Chloride,” is a commercially important patent that offers protection in the major E.U. market countries (G5), as well as in over 20 additional Member States of the European Patent Convention. This patent is the European counterpart to our U.S. Patent No. 7,273,889 that issued in September 2007.

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
     The names Dyloject, Ereska and Rylomine are registered trademarks in the European Union, and in the U.S. we have filed “intent-to-use” trademark applications for these names. Ereska has been allowed in the U.S., and Dyloject and Rylomine have been published for opposition. We also have pending “intent-to-use” trademark applications in the U.S. and the E.U. for the name “Javelin” and our logo. Our logo has been registered in the E.U. and allowed in the U.S.; however, the name “Javelin” has been opposed in the U.S. and the E.U. In each opposition, we believe that we have reached an agreement in which we would limit our use of the mark JAVELIN on goods that do not materially affect us, and we anticipate that the opposition should be withdrawn shortly.
Manufacturing
     We do not own any manufacturing facilities. We contract with qualified third parties that must comply with current good manufacturing practices and procedures reviewed by the FDA for the manufacture of bulk active pharmaceutical ingredients and finished product. Currently, we purchase our clinical supplies of Ereska and Rylomine from DPT Lakewood, Inc. In May 2007, we entered into a Development and Toll Manufacturing Agreement with Baxter Healthcare Corporation (“Baxter”), pursuant to which we committed to purchase at least $13,230,000 worth of Dyloject product manufactured to our specifications for sale in the U.S. market, commencing upon regulatory approval from the FDA. In July 2008, we entered into a second Development and Toll Manufacturing Agreement with Baxter (the “EU Manufacturing Agreement”), pursuant to which we committed to purchase at least approximately $3.65 million worth of Dyloject product manufactured to our specifications for sale in the European market, commencing upon the receipt of a first regulatory approval necessary for the manufacture, in Baxter’s facility, of Dyloject for selected European countries. The initial term of each manufacturing agreement is three years, renewable thereafter in one-year increments. Under each manufacturing agreement, either party may terminate the agreement upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, the lack of regulatory approval for Dyloject by a specified date. We have been advised that the FDA has inspected and approved the facilities of both DPT Lakewood, Inc. and Baxter, and that both facilities were determined to be in compliance with good manufacturing practices. In February 2009, in conjunction with our arrangement with Therabel, we assigned the EU Manufacturing Agreement to Therabel, thereby relieving us of any purchase commitments under that agreement for so long as the Therabel collaberation is in force during the three year period of the EU Manufacturing Agreement.
     In February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc. The initial term of the Supply Agreement was two years. Under the Supply Agreement, Precision Pharma agreed to manufacture our requirements for the supply of Dyloject, in accordance with U.S. and E.U. good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. In December 2008, both parties mutually agreed to terminate the Supply Agreement, with no further commitment obligations on our behalf.
     We believe that the raw materials needed for production of Dyloject, Ereska and Rylomine are readily available from alternative suppliers. However, as part of the regulatory approval process we must specify the manufacturing process and the particular raw materials to be used. Changes in the materials or the manufacturer could be subject to prior regulatory approval.
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
     We cannot be certain that we will successfully complete Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the IRB, or us as IND sponsor, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
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
     Based on the recent FDA Amendments Act of 2007 (the “FDAA”), the FDA has been granted greater authority to increase emphasis on post approval drug safety and risk management. This applies to a number of medications, including scheduled products. One outcome of the FDAA will be the requirement of manufacturers to identify risks associated with the use of the product, particularly as it relates to abuse, misuse and diversion, and to develop a robust plan for submission to the FDA that will minimize such risks. We expect that this will apply to several of our products, including Ereska and Rylomine. Risk management plans contain many different elements, including, but not limited to, healthcare provider education, controlled distribution, minimization of abuse/misuse and monitoring potential risks.
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
     All three of our product candidates are in late stage development in the U.S. as shown below:

Product candidate	Indication	Development stage
Dyloject	Post-operative pain	Phase 3 (U.S.)
(injectable diclofenac)	Post-operative pain, anti-inflammatory	MHRA Pricing Approval Received and Sales Commenced (U.K.) Mutual Recognition Process (other European Union countries)

Ereska (intranasal ketamine)	Acute pain	Phase 3 (U.S.)

Rylomine (intranasal morphine)	Acute moderate-to-severe pain	Phase 3 (U.S.)
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
     In the second quarter of 2006, our End-of-Phase 2 meeting for Dyloject took place. Patient enrollment in the Phase 3 program for this product candidate commenced in the second quarter of 2006. In May 2006, we commenced enrolling patients in the first of two larger Phase 3 post-operative pain studies for Dyloject that are required prior to filing the NDA. In December 2007 we announced successful top-line results from the first of these Phase 3 studies in patients with postoperative abdominal pain, and in December 2008 we announced successful top-line results from the second of these Phase 3 studies in patients with postoperative orthopedic pain. In September 2008, we enrolled the first patient in a planned Phase 3 single-arm, open label observational safety study for Dyloject, which is intended to supplement our NDA. We anticipate submitting the NDA for Dyloject in the second half of 2009. Further, in January 2008 we announced that our Phase 1 study of the effects upon platelet function of administering Dyloject at therapeutically relevant doses showed minimal, albeit detectable, effects. The effects of Dyloject as well as oral immediate release diclofenac, at their maximum, only reached the upper range of normal in contrast to the effects of ketorolac or aspirin. Both of the latter drugs produced dramatic, highly significant interference with platelet aggregation. These results addressed the potential that NSAIDs have upon surgical site bleeding and confirmed earlier literature showing the superiority of diclofenac over ketorolac with respect to this important safety consideration.
     In 2005, we completed the Ereska formulation and device bioequivalency programs and initiated additional Phase 2 studies. We met with the FDA in January 2007 to finalize the development plan for this product candidate. At this meeting, the FDA indicated that no additional clinical efficacy trials and pharmacokinetic trials would be needed prior to filing an initial NDA. However, at our pre-NDA meeting in November 2007, the review division of the FDA requested that we conduct one additional efficacy study prior to filing. We have completed a post-operative, multi-dose, acute pain study in same-day orthopedic surgery for which we expect to announce results in the second quarter of

2009. Following the release of these results, we will determine whether we plan to submit an NDA to the FDA for military-only indications, or whether we will undertake the additional Phase 3 efficacy trials and other clinical tests necessary to submit an NDA for broader indications.
     We held the Rylomine End-of-Phase 2 meeting with the FDA in the first quarter of 2006 and commenced patient enrollment in the Phase 3 program in May 2006. In June 2007, we announced successful top-line clinical results of the first of two Rylomine Phase 3 clinical trials in which two dose regimens of Rylomine, intravenous morphine, or placebo were given to patients with acute pain after orthopedic surgery. Pain scores, time to request rescue analgesic medication and the doses required and other outcome measures were assessed and showed that Rylomine offered the same analgesic benefits as IV morphine and that both IV and intranasal morphine provided significantly superior analgesia than placebo. Because bone pain is often considered more resistant to morphine than is soft-tissue pain (e.g., post-abdominal surgery), we believe that these successful results in the more potentially challenging of our two Phase 3 pivotal trials are significant. We did not undertake any clinical trials for Rylomine during 2008, and we do not have any planned for 2009.
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
     We announced in October 2007 that we received marketing authorization approval in the United Kingdom for Dyloject. In November 2007, we received pricing approval for Dyloject from the U.K. Department of Health Pharmaceutical Price Regulation Scheme, as well as notification of our first U.K. hospital formulary approval. Since then, we have continued to take the necessary steps to facilitate mutual recognition, and a subsequent product launch, of Dyloject in certain E.U. member countries. However, there can be no assurance as to whether or when any such product launch will occur. As part of our efforts to expand approval of, and to generate revenues from, Dyloject in Europe, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) on January 15, 2009 under which we granted to Therabel an exclusive license under certain of our technology to commercialize Dyloject, and Therabel assumed from us all Dyloject commercialization, regulatory and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million from Therabel, and will receive approximately an additional $5.0 million in payments for the sale of our existing inventory of Dyloject to Therabel. This agreement also provides for up to $59.5 million if certain sales and regulatory milestones are met, and the possibility for us to earn a double digit royalty on future net sales of Dyloject in all countries covered by this agreement for a specified period.
     In September 2004, the CHMP appointed France as the Rapporteur country that will be responsible along with Germany for reviewing the Rylomine MAA filing. We have sought regulatory and scientific advice from French regulatory experts and the EMEA. The results of any future clinical trials, along with the feedback we receive from the regulatory agencies, will determine the timing, extent and cost of the European Rylomine development program and product filings.
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
Fraud and abuse laws
     A federal law commonly known as the federal healthcare program anti-kickback law, and several similar state laws, prohibit any remuneration that is intended to induce physicians or others either to refer patients, or to acquire or arrange for or recommend the acquisition of health care products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal health care program, the state laws often apply regardless of whether federal funds may be involved. Other federal and state laws prohibit anyone from presenting or causing to be presented claims for payment to health care payers that are false, fraudulent or are for items or services not provided as claimed. Several recent and current enforcement actions by federal and state prosecutors have targeted some sales and marketing activities of prescription drug manufacturers under these statutes. As we begin to market our products to health care providers, such as physicians and hospitals, the relationships we form, including compensation of physicians for speaking or consulting services, financial support of continuing medical education or research programs, and assisting customers with obtaining third-party reimbursement for our products, could be challenged under these broad laws. A successful challenge could lead to civil or criminal penalties, including the exclusion of our products from reimbursement under Medicare, Medicaid, U.S. military health care or other federally-funded health care programs. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition. It is our intention to consult with experienced counsel concerning the potential application of these and other laws to our business and to attempt to structure our sales, marketing and other activities to comply with all such laws. However, given the broad reach of these laws and the increasing attention being given to them by law enforcement authorities, we cannot assure you that some of our activities will not be subject to challenge in the future.
Employees
     As of December 31, 2008, we had 35 full-time employees and nine temporary employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.
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
ITEM 1A. RISK FACTORS.
Risks Related to Our Business
We have generated limited product revenues and cannot be certain when those product revenues will increase significantly, if ever.
     To date, we have devoted significant financial resources to research and development of our product candidates. We received marketing authorization approval with respect to Dyloject in the United Kingdom in October 2007, and we generated approximately $1.1 million in revenue during the 2008 fiscal year from the sale of Dyloject in the U.K. Pursuant to an agreement that we entered into with Therabel Pharma N.V. in January 2009, Therabel will market and commercialize Dyloject in the U.K. and the European Union for the term of the agreement, and we will receive royalty payments on sales of Dyloject in such jurisdictions. Until, and unless, we receive approval from the FDA and from regulatory authorities in other foreign jurisdictions for our product candidates, we will not be able to sell our products in such countries, and our product revenues will remain limited. As a result of our limited revenues and our significant research and development expenses, we have generated significant operating losses. As of December 31, 2008, we had an accumulated deficit of $153.9 million, excluding an approximately $3.6 million deemed dividend; although $18.6 million of this amount was related to a non-cash charge for the issuance of common stock in connection with the acquisition of a license. We have used substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, our research and development activities, and, potentially, our marketing and commercialization activities. We expect to fund our operations and capital expenditures during the 2009 fiscal year primarily from cash on hand and cash provided from operations and, if necessary, additional financing sources.

If we cannot obtain additional financing, our product development and commercialization efforts may be reduced or discontinued.
     Although we believe that our existing cash and cash equivalents, plus anticipated royalty payments from the sale of Dyloject in Europe, will be sufficient to support the current operating plan through at least December 31, 2009, we will need additional financing to support our operating plan thereafter. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, increased regulatory requirements with attendant time delays, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities, additional royalty payments and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all.
     We plan to raise additional financing through public or private equity offerings, debt financings and/or additional corporate collaboration and licensing arrangements. The issuance of additional equity securities in connection with any financing will cause dilution to our shareholders, and such an issuance or the perception that we will make such an issuance could have a material negative effect on the price of our common stock. If we raise additional capital by issuing debt securities, we would incur substantial costs relating to interest payments, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
     If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and/or foreign regulatory authorities. In addition, we could be forced to discontinue product development, curtail operations, reduce or forego sales and marketing efforts and lose attractive business opportunities. These actions would likely reduce the price of our common stock.
We have incurred significant losses and may never achieve or sustain profitability.
     We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. For the years ended December 31, 2006, 2007 and 2008, we had net losses of $17.8 million, $31.0 million and $43.5 million, respectively. Our net loss for the years ended December 31, 2006, 2007 and 2008 was materially increased as compared to prior fiscal years in part due to our adoption of the amendment issued by the Financial Accounting Standards Board to Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation (“SFAS No. 123R”). As discussed in Note 2, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we adopted SFAS No. 123R effective January 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and instead requires us to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options. Our adoption of SFAS No. 123R has materially impacted our financial position and results of operations for future periods.
     Even if we receive regulatory approval to market Dyloject in additional jurisdictions, or if we succeed in developing and commercializing Ereska or Rylomine, we expect to incur substantial losses for the foreseeable future and we may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future as we:
•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek domestic and foreign regulatory approvals for our product candidates;

•	implement additional internal systems and infrastructure;

•	lease additional office facilities both in the U.S. and abroad;

•	hire additional personnel to advance commercialization and marketing; and

•	expand research and development activities.
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

     We are a development-stage company and have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of our product candidates, other than with respect to Dyloject in the U.K. The successful commercialization of our product candidates will require us to perform a variety of functions, including:
•	continuing to undertake pre-clinical development and clinical trials for our product candidates;

•	participating in regulatory approval processes for our product candidates;

•	formulating and manufacturing products;

•	entering into arrangements with manufacturers; and

•	conducting sales and marketing activities either directly or through distributors.
     Our operations have been limited to organizing and staffing, acquiring, developing and securing our proprietary technology and undertaking pre-clinical testing and clinical trials of our principal product candidates. Although we established a sales force in the U.K. to support our Dyloject commercialization efforts during 2008, the scope of these operations, which have been discontinued following our commercialization agreement with Therabel Pharma N.V., provide a limited basis upon which to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.
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
     Since late 2004, our SEC reporting status has evolved from “small business” issuer to “non-accelerated” full reporting issuer to “accelerated” filer becoming subject to Section 404 of the Sarbanes-Oxley Act of 2002. By reason of this reporting status, as well as new disclosure rules of the SEC and the American Stock Exchange (now NYSE Amex), our legal and financial compliance costs are substantial and a significant portion of management’s time has been allocated in order to comply with these rules, especially with respect to evaluating and testing the operating effectiveness of our internal controls systems in seeking compliance with Section 404. If we fail to comply with the Sarbanes-Oxley Act or any other regulations, we may not be able to accurately report our financial results and might become subject to investigation by regulatory authorities. Any such investigations could be costly, and would likely divert management’s attention and resources. Any inability to meet such compliance could be detrimental to investors’ confidence in us, and thereby adversely affect the price of our common stock. In addition, any failure to comply with applicable regulations could also result in a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.
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
•	delay commercialization of, and our ability to derive revenues from, our product candidates;

•	require us to undertake costly procedures; or

•	diminish competitive advantages that we may otherwise enjoy.
     Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be certain that we will ever obtain FDA approval for any of our product candidates. Failure to obtain FDA approval of any of our principal product candidates will severely undermine our business by reducing the number of potential salable products and, therefore, corresponding product revenues. Also, the FDA might approve one or more of our product candidates but may also approve competitors’ products possessing characteristics that offer their own treatment advantages, thereby making it more difficult for our products to gain widespread market acceptance.
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
     In foreign jurisdictions, we must receive approval from the appropriate regulatory, pricing and reimbursement authorities before we can commercialize and market our drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above and additional risks associated with pricing and reimbursements. Pursuing foreign regulatory approvals will be time-consuming and expensive. The regulations vary among countries, and foreign regulatory authorities may require different or additional clinical trials than we must conduct to obtain FDA approval for our product candidates. Other than the marketing authorization approval for Dyloject in the U.K., we cannot provide any assurance that we will receive the approvals necessary to commercialize our product candidates for sale outside the United States. Moreover, approval by the FDA does not ensure approval by regulatory authorities in foreign jurisdictions on a timely basis, or at all.
We may commercialize some of our products internationally through foreign partners.
     Because we have limited foreign regulatory, clinical and commercial resources, we may commercialize some products internationally through collaborative relationships with foreign partners, as we have done with Dyloject in Europe through our agreement with Therabel Pharma N.V. We believe that entering into appropriate arrangements with future partners is critical to our international success. We may not be able to enter into collaboration agreements with appropriate partners for critical foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us.
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
     Our product candidates may never be approved for sale in the United States. Our three principal product candidates, Dyloject, Ereska and Rylomine, are in the late stages of clinical testing in the U.S. on a limited number of patients. For some medical uses for which we hope to market our products, to date there have been few or no studies to determine the efficacies of the specific product candidates. It is possible that the FDA will disagree with our current clinical and pre-clinical research plans and require us to conduct more extensive studies than we currently anticipate before that agency will consider our products for marketing approval. Some of our future studies involve drug exposures for durations that are significantly longer than we have tested thus far. The longer-term studies could reveal safety or other issues that could have an adverse impact on the ability to gain marketing approval. We will need to commit substantial time and resources in order to conduct further clinical trials before we can submit an NDA with respect to any of these product candidates. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval of any of our product candidates.
Clinical trials are expensive, time-consuming and difficult to design and implement, which could affect allocations of funds and time from other programs.
     Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time-consuming. We estimate that clinical trials of certain of our product candidates will take several more years to complete. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:
•	changes to applicable regulatory requirements;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness in the clinical trials;

•	slower than expected rates of patient recruitment;

•	withdrawal of patients from clinical trials;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators to follow our clinical protocols;

•	inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and

•	suspension or termination of clinical trials for various reasons, including noncompliance with regulatory requirements or changes in the clinical care protocols and standards of care within the institutions in which our trials take place.
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
     Because we expect sales of our product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing sooner than we anticipate. We expect that practitioners will have to be particularly convinced as to the benefits of our products in cases where our product represents a new formulation of an existing drug.
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

     Our ability to commercialize our products, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:
•	government and health administration authorities, both domestic and foreign;

•	private health maintenance organizations and health insurers; and

•	other healthcare payors.
     Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payors, including Medicare, routinely challenge the prices charged for medical products and services. Government and other healthcare payors in both the U.S. and foreign jurisdictions increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA or a foreign regulatory body, insurance coverage for such drugs may not be available, and reimbursement levels may be inadequate to cover them. If government and other healthcare payors do not provide adequate coverage and reimbursement levels for any of our products, the post-approval market acceptance of our products could be diminished.
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
     We rely exclusively and are dependent on certain third party single source suppliers, including DPT Lakewood, Inc. and Baxter Healthcare Corporation, to supply raw materials and finished goods for our product candidates. Certain of these agreements are terminable at the option of either party upon providing certain specified periods of prior written notice to the other party. We cannot assure you that we will be able to effectively and efficiently replace any suppliers that may choose to terminate their relationships with us. The loss of one or more of these suppliers, if not replaced, could have a material adverse effect on our business. The FDA and regulatory agencies in other countries also periodically inspect manufacturing facilities, including third parties who manufacture products or active ingredients for us. The FDA and/or applicable foreign regulatory agencies may not believe that the chosen manufacturers have sufficient experience making the dosage forms that we have contracted with them to produce, and may subject those manufacturers to increased scrutiny. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure to comply with applicable regulatory requirements can result in sanctions, fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and possible criminal prosecutions.
     If we are unable to obtain sufficient supplies of raw materials or if there is a significant increase in the price of raw materials, our business would be seriously harmed. If any of our product candidates receives the approval of the FDA and/or applicable foreign regulatory agencies, we expect to rely on one or more third-party contractors to supply our drugs. If any current or future third-party suppliers cease to supply the drugs in the quantity and quality we need to manufacture our products or if the current or future third-party suppliers are unable to comply with good manufacturing practice and other government regulations, the qualification of additional or replacement suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs, which would negatively affect our business. We may not be able to obtain the necessary drugs used in our products in the future on a timely basis, if at all.
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
     We developed a small, designated sales and marketing staff to support our Dyloject commercialization effort in the U.K., but have discontinued this staff following our commercialization agreement with Therabel Pharma N.V. If we receive any further regulatory approvals for our product candidates, we intend to further develop internal sales, marketing and distribution capabilities to target particular markets for our products. We may also make arrangements with third parties to perform these services for us with respect to other markets for our products, as we have done for Dyloject in Europe. We may not be able to fully establish these capabilities internally or hire sales personnel with appropriate expertise to market and sell our products, if approved. In addition, even if we are able to identify one or more acceptable collaborators to perform these services for us, we may not be able to enter into any collaborative arrangements on favorable terms, or at all.
     If we enter into any collaborative arrangements for the marketing or sale of our products, our product revenues (which we may receive in the form of royalties) are likely to be lower than if we marketed and sold our products ourselves. In addition, any revenues we receive would depend upon the efforts of our collaborators, which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, business combinations or other factors outside of our control.
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
     We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have prescription analgesics already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:
•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.
     The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, noninfringing versions of a drug in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b) (2) applications, which rely on literature and clinical data not generated by or for the drug sponsor. In light of these incentives and especially if our products are commercially successful, other manufacturers may submit and gain approval for either an abbreviated NDA or a 505(b)(2) application that will compete directly with our products.
Developments by competitors may render our products or technologies obsolete or noncompetitive.

     Companies that currently sell both generic and proprietary opioid formulations include, among others, Abbott Laboratories, Alpharma, Inc. (a subsidiary of King Pharmaceuticals, Inc.), Alza Pharmaceuticals, AstraZeneca, Cephalon, Endo Pharmaceuticals, Janssen Pharmaceutical, Johnson & Johnson, McNeil Consumer Healthcare, Purdue Pharma, Roxane Laboratories and Watson Laboratories. Alternative drugs and technologies are being developed that may be used in place of, or as an adjunct to, opioids in various settings, including post-operative pain and ER pain, several of which are in clinical trials or are awaiting approval from the FDA. These include Acetavance™ (IV acetaminophen) from Cadence Pharmaceuticals, Amelior® (IV ibuprofen) from Cumberland Pharmaceuticals, and ROX888 (intranasal ketorolac) from Roxro Pharma. Many of our competitors have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than us. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.
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
     We will market our company and our products using trademarks. The names Dyloject, Ereska and Rylomine are registered trademarks in the European Union, and in the U.S. we have filed “intent-to-use” trademark applications for these names. Ereska has been allowed in the U.S., and Dyloject and Rylomine have been published for opposition. We also have pending “intent-to-use” trademark applications in the U.S. and the E.U. for the name “Javelin” and our logo. Our logo has been registered in the E.U. and allowed in the U.S.; however, the name “Javelin” has been opposed in the U.S. and the E.U. In each opposition, we believe that we have reached an agreement in which we would limit our use of the mark JAVELIN on goods that do not materially affect us, and we anticipate that the opposition should be withdrawn shortly. If any of these applications do not result in registration of the applicable trademark, we may not be able to use that trademark in commerce, and we may incur additional, unanticipated costs to identify and register new trademarks in lieu of the trademarks that are included in the pending applications.

If we infringe the rights of third parties, we could be prevented from selling our products, forced to pay damages, and incur substantial costs in defending litigation.
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
     The testing and marketing of medical products entail an inherent risk of product liability. Although side effects from clinical trials thus far have been generally limited to symptoms known to be associated with these well-established medications, such as dysphoria (a feeling of malaise), and nausea, we may be held liable if any more serious adverse reactions from the use of our product candidates occurs. Our product candidates involve new methods of delivery for potent drugs that require greater precautions to prevent unintended use, especially since they are designed for patients’ easy self-use rather than for administration by medical professionals. For example, the FDA may require us to develop a comprehensive risk management program for our product candidates to reduce the risk of improper patient selection, diversion and abuse. The failure of these measures could result in harmful side effects or death. As a result, consumers, regulatory agencies, pharmaceutical companies or others might make claims against us. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry clinical trial insurance and product liability insurance. We, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.
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

     We are highly dependent on Martin J. Driscoll, our Chief Executive Officer, and Daniel B. Carr, M.D., our President, Chief Medical Officer and Vice Chairman of the Board, as well as other executive officers. We do not have “key person” life insurance policies for any of our officers. We do not have employment agreements with any person other than with Mr. Driscoll, Dr. Carr, and David B. Bernstein, our Secretary, General Counsel and Chief Intellectual Property Counsel. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development and clinical testing, loss of customers and sales, if any, and diversion of management resources, which could adversely affect operating results.
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
     Our common is listed on the NYSE Amex under the symbol “JAV.” The market price for our common stock has and may continue to fluctuate significantly in response to various factors, some of which are beyond our control, such as:
•	announcement of new products or product enhancements by us or our competitors;

•	results of the testing and regulatory approval of our products;

•	developments concerning intellectual property rights and regulatory approvals and concerns;

•	quarterly variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry;

•	general market conditions and other factors, including factors unrelated to our own operating performance;

•	changes in laws or regulations applicable to our products;

•	changes in the market valuations of similar companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	trading volume of our common stock;

•	issuances of our common stock by us; and

•	announcements by us of non-compliance with NYSE Amex requirements.
There has been a limited market for our common stock, which may accelerate price swings.
     Recent history relating to the market prices of biopharmaceutical and biotechnology companies indicates that, from time to time, there may be periods of extreme volatility in the market price and trading volume of the common stock of such companies. Since January 1, 2007, the market price of our common stock has ranged from $0.40 to $7.60 per share. Because of the limited trading volume in our common stock, these swings may be accelerated, and holders may be unable to sell their shares of our common stock when or at prices they desire. Moreover, the inability to sell shares in a declining market because of such illiquidity or at a price holders desire may substantially increase their risk of loss.
The NYSE Amex imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock.
     As a listed NYSE Amex company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board of Directors and committees thereof and minimum stockholders equity. The failure to meet these or other NYSE

Amex requirements may result in the de-listing of our common stock from the NYSE Amex, which could adversely affect the liquidity and market price thereof.
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
     We are permitted by our certificate of incorporation to issue up to 5,000,000 shares of preferred stock, none of which have been issued. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders or other security holders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation rights and may have greater voting rights than our common stock.
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
     As of March 1, 2009, there were 60,649,358 shares of common stock outstanding. As of such date, there were vested outstanding options to purchase up to 4,282,437 shares of common stock granted under the Javelin 2005 Omnibus Stock Incentive Plan (the “Incentive Plan”), unvested outstanding options to purchase up to 3,272,743 shares of common stock granted under the Incentive Plan, and outstanding warrants to purchase up to 2,380,649 shares of common stock. There were also outstanding as of March 1, 2009 options to purchase up to 1,106,444 shares of common stock granted outside of the Incentive Plan. In addition, we may issue additional options and warrants from time to time to provide compensation to our employees, officers, directors and consultants under our stock option plans, and to finance our operations. We have also adopted an Employee Stock Purchase Plan pursuant to which our employees may purchase shares of common stock at a discount through payroll deductions, subject to certain eligibility requirements. The issuance, perceived issuance, or exercise of warrants, options or other equity securities will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.
Our principal shareholders own a substantial amount of the shares outstanding and may exert significant influence on our Company.
     As of March 1, 2009, our officers, directors and 5% holders collectively own, directly or indirectly, approximately 32% of the outstanding shares of our common stock. They will therefore be able to exert substantial influence on the election of directors and on other matters submitted to shareholders, including any merger, consolidation or sale of all or substantially all of our assets. Through their ownership of securities, these stockholders will be able to substantially impact any vote of the stockholders and exert considerable influence over our affairs.
Provisions in our certificate of incorporation and bylaws, and provisions under Delaware law, may inhibit a takeover of our Company.
     Under our certificate of incorporation, our board of directors is authorized to issue shares of our common or preferred stock without the approval of our stockholders, subject to certain NYSE Amex regulations. Issuance of these shares could make it more difficult for third parties to acquire us without the approval of our board of directors as more shares would have to be acquired to gain control. Additionally, under our bylaws, only our board of directors is authorized to call a special meeting of stockholders. Such provision in our bylaws could make it more difficult for third parties to acquire us or gain control without the approval of our board of directors, who may determine whether or not to call a special meeting of our stockholders. Our bylaws also provide that a vote of at least 80 percent of the outstanding shares of capital stock of the Company is required to amend certain provisions of our bylaws. This provision may prevent a third party from successfully acquiring control of our Company. Also, Delaware law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions may deter hostile takeover attempts that could result in an acquisition of us that could have been financially beneficial to our stockholders.
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

ITEM 3. LEGAL PROCEEDINGS.
     From time to time, we are involved in disputes and legal proceedings arising in the ordinary course of business. As of December 31, 2008, we were not a party to, and none of our property was the subject of, any material legal proceedings, nor are we aware of any such proceedings contemplated by governmental authorities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Principal Market and Market Prices
     Our common stock is traded on the NYSE Amex under the symbol “JAV”, after having previously traded on The American Stock Exchange. The following table sets forth for the indicated periods the high and low sales price of our common stock for the two fiscal years ended December 31, 2008, as reported on the American Stock Exchange.

	Fiscal Year Ended		Fiscal Year Ended
Fiscal Period	12/31/07		12/31/08
	High	Low	High	Low
First Quarter	$7.60	$4.44	$4.39	$2.66
Second Quarter	7.48	5.65	3.55	2.14
Third Quarter	6.75	3.77	3.19	2.14
Fourth Quarter	5.74	3.31	2.65	0.40
Approximate Number of Holders of Our Common Stock
     On February 18, 2009, there were approximately 119 stockholders of record of our common stock, excluding record holders of IDDS common stock who have not yet exchanged the certificates for their IDDS shares for our common stock. In addition, a number of shares of common stock are held in street or nominee name, so it is believed that there are a substantial number of additional beneficial owners of our common stock.
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
Transfer Agent
     American Stock Trust & Transfer Company, New York, New York, is the transfer agent for our common stock.
Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
		Weighted average
	Number of securities to be	exercise price of
	issued upon exercise of	outstanding	Number of securities
	outstanding options,	options, warrants	remaining available for
Plan Category	warrants and rights	and rights	future issuance
Equity compensation plans approved by security holders	7,110,950	$3.25	2,142,389 (1)
Equity compensation plans not approved by security holders	1,106,444	$3.87	—
Total:	8,217,394	$3.33	2,142,389 (1)

(1)	Includes 71,115 shares of common stock available for future issuance under the 2007 Employee Stock Purchase Plan.
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
COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*
Among Javelin Pharmaceuticals, Inc., The Russell 2000 Index,
The RDG Smallcap Pharmaceutical Index And The AMEX Biotechnology Index

*	$100 invested on 12/7/04 in stock or on 11/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below, which has been derived from our audited consolidated financial statements for the fiscal years 2004-2008, should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the accompanying consolidated financial statements and related notes included in this Annual Report. The following table sets forth selected consolidated financial data as of and for the years in the five year period ended December 31, 2008. All share and per share amounts have been adjusted to reflect the 1.018 per share exchange ratio in the December 2004 reverse merger between Intrac and IDDS, and the 1.016-for-1 stock split on March 12, 2002. Historical results are not necessarily indicative of the results to be expected in the future.

						Cumulative from
						February 23,
						1998
						(Inception) to
	Year Ended December 31,					December 31,
	2008	2007	2006	2005	2004	2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Product revenue	$1,102	$—	$—	$—	$—	$1,102

Government grants and contracts	—	—	842	1,548	837	5,805

Total Revenues	1,102	—	842	1,548	837	6,907
Costs and expenses
Cost of product revenue	850	—	—	—	—	850
Research and development	26,831	19,019	10,854	7,213	4,806	103,067
Selling, general and administrative	17,220	13,811	9,609	5,222	2,703	60,761
Depreciation and amortization	293	97	61	44	32	570

Total operating expenses	45,193	32,927	20,524	12,479	7,541	165,247

Operating loss	(44,092)	(32,927)	(19,682)	(10,931)	(6,704)	(158,341)

Other income (expense)	(276)	—	601	—	4	329
Interest expense	—	(1)	—	—	(356)	(945)
Interest income	921	1,897	1,283	319	9	5,041

Other income (expense)	645	1,896	1,884	319	(343)	4,425

Loss before income tax provision	(43,447)	(31,031)	(17,798)	(10,612)	(7,047)	(153,916)
Income tax provision	16	—	—	—	—	16

Net loss	(43,463)	(31,031)	(17,798)	(10,612)	(7,047)	(153,933)
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	(3,559)

Net loss attributable to common stockholders	$(43,463)	$(31,031)	$(17,798)	$(10,612)	$(7,047)	$(157,492)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.77)	$(0.68)	$(0.44)	$(0.38)	$(0.64)
Weighted average shares	56,184	45,463	40,180	27,831	10,937

	As of December 31,
	2008	2007	2006	2005	2004
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,058	$15,931	$9,273	$33,307	$14,783
Short term marketable securities	—	21,319	11,462	—	—
Noncurrent marketable securities	1,587	—	—	—	—
Working capital	14,255	30,015	17,885	32,988	12,173
Total assets	29,305	43,152	21,441	34,439	15,156
Stockholders equity (deficit)	20,673	34,511	18,232	33,202	12,342

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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

Overview
     We are a specialty pharmaceutical company that applies proprietary technologies to research, develop and in the case of our DylojectTM product (injectable diclofenac), commercialize new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the acute care pain management market. Our product and product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of acute pain compared to other currently available treatments. We have three late stage product candidates in clinical development in the United States (“U.S.”): Dyloject™ (diclofenac sodium injectable), EreskaTM (intranasal ketamine, formerly referred to as PMI-150) and RylomineTM (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the United Kingdom (“U.K.”) for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007 upon first inclusion in local hospital formularies. We began recording product revenues related to sales of Dyloject in the U.K. in the first quarter of 2008.
     We have devoted substantially all of our resources since we began our operations in February 1998 to the development, and during 2008 with respect to Dyloject the commercialization, of proprietary pharmaceutical products for the treatment of pain. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $153.9 million through December 31, 2008, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses related to the commercialization of Dyloject in the U.K. Research and development activities include salaries, benefits and stock-based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, regulatory and filing fees, and clinical and commercial scale manufacturing. Selling, general and administrative costs include salaries, benefits and stock-based compensation for employees, temporary and consulting expenses, and costs associated with our pre- and post-launch selling and marketing activities in the U.K.
     On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million from Therabel, and will receive up to approximately an additional $5.0 million in payments for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement also provides for the potential of up to $59.5 million in sales and regulatory milestone payments. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate the agreement upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.
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
     Since our inception, we have incurred approximately $103.1 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. Total research and development costs incurred through December 31, 2008 for each of these products was approximately $35.4 million, $28.5 million and $19.0 million, respectively. In addition, we have incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.
     For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and our dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our product candidates, nor is it possible to estimate when, if ever, any of our product candidates will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our product candidates, which could result in significant delays in obtaining approval to sell our product candidates, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. If any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our product candidates, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
     Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. Although we believe that our existing cash resources, in addition to those cash resources that we may receive pursuant to the Therabel agreement discussed above, will be sufficient to support the current operating plan at least through December 31, 2009 we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.
Results of Operations
Revenues.
     Product Revenue. In 2008, we recorded product revenue of approximately $1.1 million, which consists entirely of sales of Dyloject in its first year of launch in the U.K. Product revenues from Dyloject in 2009 will not be significant for us, as we outlicensed our rights to the product in the U.K. and E.U. to Therabel on January 15, 2009. However, we expect to record royalty revenues from Therabel’s sales of Dyloject in the U.K., the amounts of which will be dependent on Therabel’s ability to successfully market the product, obtain market acceptance, and file additional marketing applications for Dyloject in the E.U. There can be no assurance that this will happen.
     Government Grants and Contracts. Prior to 2008, all of our revenues since our inception were derived from government grants and contracts. In October 2000, we received a grant of $1.2 million from the U.S. Department of Defense (“DOD”) for the development of Ereska. In May 2003, the DOD extended the award by $4.3 million funding for the development of Ereska. We did not record any contract revenue for the years ended December 31, 2008 and 2007, compared to approximately $0.8 million for the year ended December 31, 2006 related to the DOD contract. The DOD contract was billed monthly as costs were incurred.
Costs and Expenses
     Costs of Product Revenues. In 2008, our cost of product revenues was approximately $0.8 million,

resulting in gross margins of 23% for the year. The high cost of product revenues was due to the low yields and high per unit costs for production, shipping, labeling, packaging and sampling costs related to our current contract manufacturer and early supply chain deployment for a new product launch. Additionally, we incurred significant costs for new product sampling and testing prior to labeling and packaging related to Dyloject. These costs were immediately expensed to cost of goods sold in the period they occurred.
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
     Research and development expenses increased from approximately $19.0 million for the year ended December 31, 2007 to $26.8 million for the year ended December 31, 2008. The increase in research and development expenses resulted from the advancement of our Dyloject and Ereska product candidate development programs. Research and development salaries, temporary labor, and benefits increased by approximately $0.6 million as compared to the same period of the prior year. Expenses associated with clinical trials, including lab fees, increased by approximately $5.9 million. Other consulting expenses related to our clinical and manufacturing activities increased by $0.9 million compared to the same period of the prior year.
     Dyloject product development costs increased from approximately $9.3 million for the year ended December 31, 2007 to $16.1 million for the year ended December 31, 2008. In December 2008, Dyloject successfully met primary efficacy endpoints with robust statistical significance in the second of two large pivotal U.S. Phase 3 efficacy studies in postsurgical patients with moderate-to-severe pain. In September 2008, we completed enrollment in this study, which had begun in July 2007. This U.S. study enrolled patients with moderate-to-severe postoperative pain following elective orthopedic surgery. This was a 4-arm design that employed Dyloject and ketorolac doses, or placebo, in postoperative orthopedic surgical patients. In September 2008, we enrolled the first patient in a planned Phase 3, single-arm, open label observational safety study for Dyloject. The study is intended to supplement our summary of an integrated patient safety data base, as part of our New Drug Application (NDA) for a planned submission to the FDA in 2009. The single-arm, open-label design of this safety study allows more rapid enrollment and data monitoring than our two double-blinded, pivotal Phase 3 efficacy studies.
     Ereska product development costs increased from $6.3 million for the year ended December 31, 2007 to $10.3 million for the year ended December 31, 2008. In June 2008, we announced dosing of the first patient in our first pivotal Phase 3 clinical study of Ereska for acute moderate-to-severe pain. The trial enrolled approximately 250 patients and is designed to confirm the analgesic efficacy of Ereska in treating postoperative pain following orthopedic surgery. The Phase 3 trial was completely enrolled as of November 2008. Prior randomized, double-blind, placebo-controlled, Phase 2 clinical studies of Ereska have demonstrated rapid, statistically significant relief of moderate-to-severe postoperative and breakthrough pain. In February 2008, we completed accrual of subjects in the last of four planned Phase 1 human pharmacokinetic (PK) studies needed to support our intended filing of an NDA for Ereska. This group of four PK studies enrolled a total of 151 subjects, of whom 139 received Ereska intranasally, 32 received intravenous ketamine, and 12 received oral ketamine. Some subjects received ketamine by more than one route of administration. No serious adverse events occurred in any of the four trials.
     Rylomine product development costs decreased from $3.4 million for the year ended December 31, 2007 to $0.5 million for the year ended December 31, 2008.
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
     Dyloject product development costs increased from approximately $3.5 million for the year ended December 31, 2006 to $9.3 million for the year ended December 31, 2007. In July 2007, we began the second of two pivotal U.S. Phase 3 clinical studies for Dyloject. In December 2007, Dyloject successfully met primary and secondary analgesic efficacy endpoints in the first of two pivotal U.S. Phase 3 studies. In this U.S. multi-center study, 331 postoperative lower abdominal surgery patients with moderate-to-severe pain were randomized to receive certain dosage levels of Dyloject, ketorolac or placebo IV every six hours. Additionally, in January 2008, we announced results of a new Phase 1 study of Dyloject demonstrating minimal effects in vitro upon platelet function at a clinically effective dose. In contrast, aspirin and ketorolac each impaired platelet aggregation significantly in this in vitro model.
     Ereska product development costs increased from $2.6 million for the year ended December 31, 2006 to $6.3 million for the year ended December 31, 2007 as a result of three Phase 1 trials needed to complete the clinical portion of our NDA filing for Ereska.
     Rylomine product development costs decreased from $4.8 million for the year ended December 31, 2006 to $3.4 million for the year ended December 31, 2007. In June 2007, Rylomine successfully met its primary clinical endpoint, in this first of two pivotal Phase 3 studies, as patients with moderate-to-severe pain after elective orthopedic surgery had significantly better Summary of Pain Intensity Differences scores over 24 hours than the corresponding placebo groups. This study involved 278 randomized patients with moderate-to-severe post-surgical pain.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries, stock-based compensation and other related costs for personnel in executive, finance, accounting, information technology, sales and marketing and human resource functions. Other costs include medical information services, monitoring, sales and marketing costs related to the launch of Dyloject in the U.K., including our contracted sales force, medical education and market research. Additionally, it includes facility costs and professional fees for legal and accounting services. We expect selling, general and administrative expenses to decrease significantly in 2009, primarily due to the outlicensing of Dyloject in the U.K. to Therabel in January 2009, thereby eliminating our sales and marketing costs associated with Dyloject in the U.K and previously planned costs for the commercialization of the product in additional EU countries.
     Selling, general and administrative expenses increased from approximately $13.8 million for the year ended December 31, 2007 to $17.2 million for the year ended December 31, 2008. The increase in selling, general and administrative expenses in 2008 over 2007 resulted primarily from increased sales and marketing costs related to the launch of Dyloject in the UK. Additional increases were due to facility costs, headcount and personnel costs as we expand and improve our administrative infrastructure, as well as general administrative and professional fees to support the launch.
     In 2008, sales and marketing expenses increased by approximately $1.7 million compared to 2007, primarily due to costs related to a full year’s expense for our contract sales force in the U.K., as well as increased promotional, market research, and market education costs in 2008 related to the approval and commercial launch of Dyloject in the U.K. Additionally in 2008, we recorded approximately $0.3 million of amortization expense of our intangible assets related to commercial milestones to sales and marketing expenses. Further increases of $0.4 million over 2007 were the result of salary, stock based compensation and bonus expense for our selling, general and administrative employees. These increases were due primarily to compensation related to the addition of full time personnel, but were offset by lower overall bonus expenses. Legal, accounting, consulting and other third party service fees for 2008 increased by approximately $0.6 million compared to 2007, primarily related to increased legal fees for patents and consulting services.
     Selling, general and administrative expenses increased from approximately $9.6 million for the year ended

December 31, 2006 to $13.8 million for the year ended December 31, 2007. Salary, stock-based compensation and benefits expense increased by approximately $1.9 million due to an increase in full time headcount and stock-based compensation in accordance with of SFAS 123(R). Sales and marketing expenses increased by approximately $1.8 million due to the hiring and fielding of a contract sales force in the latter half of 2007 and market research, promotional and medical education costs related to Dyloject pre-launch efforts in the U.K. General and administrative expenses increased by approximately $533,000 as we incurred higher travel, facilities, insurance, dues and subscriptions, depreciation and other general and administrative costs of approximately $165,000, $164,000, $98,000, $44,000, $37,000 and $129,000, respectively, which was partially offset by a reduction in our third party consulting costs of approximately $103,000.
     Other Income and Expenses. For the years ended December 31, 2008, 2007 and 2006, other income, net, amounted to approximately $0.6 million, $1.9 million and $1.9 million, respectively, as follows:

	For the year ended December 31,
	2008	2007	2006
Interest income	$921,238	$1,896,601	$1,282,604
Interest expense	—	(699)	(47)
Impairment of auction rate securities	(213,090)	—	—
Realized gain on sale of marketable securities	34,773	—	—
Realized loss on foreign exchange transactions, net	(97,924)	—	—
Litigation settlement	—	—	600,000
Other	—	—	758

Total other income, net	$644,997	$1,895,902	$1,883,315

     Interest income. Interest income consists of interest earned on our cash, cash equivalents and marketable securities available for sale. For the year ended December 31, 2008 we had lower average invested balances of cash, cash equivalents and marketable securities than in 2007. For the year ended December 31, 2007 we had higher average invested balances of cash, cash equivalents and marketable securities than in 2006.
     Impairment of auction rate securities. Due to adverse developments in the global credit and capital markets during 2008, certain auctions for auction rate securities have failed as a result of liquidity issues and there is little to no current market activity for these instruments. We performed a fair value analysis of the securities with the help of an independent third party valuation specialist, and determined the fair values of our auction rate securities were below carrying value, and recorded a charge to the results of operations to reflect the impairment in the amount of $213,090.
     Litigation settlement. In February 2006, we settled litigation with West Pharmaceutical Services, Inc. (“West”) regarding West’s assignment of certain license agreements to Archimedes Pharma Limited (“Archimedes”) as part of the sale of West’s drug delivery business to Archimedes. Under the terms of the settlement, on March 1, 2006 West paid us approximately $600,000 to resolve all claims and we exchanged mutual releases. This amount is included in other income for the year ended December 31, 2006.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of December 31, 2008, we had cash, cash equivalents and marketable securities of approximately $21.6 million, including $1.6 million of long-term marketable securities, compared to $37.3 million as of December 31, 2007.
     On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. under which Therabel was granted an exclusive license under certain of our technology to commercialize

Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million and will receive up to approximately an additional $5.0 million in payments for the sale of our existing inventory of Dyloject. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.
     In May 2008, we sold 11,423,106 shares of our Common Stock to certain institutional and individual investors in a registered direct offering at $2.41 per share. The aggregate gross proceeds from the offering were approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, were approximately $25.8 million. We are using the net proceeds from this offering to fund clinical research and development programs, the commercialization and manufacturing of our product and our product candidates, and for other general corporate purposes. The common stock sold in the offering has been registered on a universal shelf registration statement on Form S-3 (No. 333-149090) that was filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2008 and declared effective by the SEC on February 12, 2008, and under which approximately $32.5 million remains available for future issuance.
     On February 6, 2007 we filed a shelf registration statement with the SEC (No. 333-140481) which was declared effective on February 12, 2007, pursuant to which we sold in May 2007 an aggregate of 7,549,300 shares of common stock, which consisted of 7,100,000 shares in an underwritten public offering at a price to the public of $6.00 per share, and 449,300 shares purchased by our underwriters at a price of $6.00 per share. Net proceeds from the offering were approximately $41.8 million, net of approximately $2.9 million for underwriting fees and $0.6 million of additional offering expenses. Approximately $4.7 million remains available for future issuance under this registration statement.
     On November 7, 2005 we closed a private placement consisting of the sale of approximately 14.2 million shares of our common stock and 711,111 warrants for net proceeds of approximately $29.8 million. In December 2004, we raised approximately $18.1 million through the sale of approximately 6.1 million shares of our common stock at $2.95 per share in a private placement.
     Although we believe that our existing cash resources, in addition to the funds we anticipate receiving pursuant to our agreement with Therabel, will be sufficient to support the current operating plan at least through December 31, 2009, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.
     As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $157.5 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of December 31, 2008, we have paid an aggregate of $5.6 million and $6.0 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd., respectively, pursuant to agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.
     We expect our cash requirements for operating activities will increase due to the following future activities:

•	Conducting clinical programs, including Phase 3 clinical trials to support regulatory submissions and label extensions of our product candidates;

•	Continuing to support Good Manufacturing Practices (“GMP”) drug supply requirements of our nonclinical and clinical trials; completing formal stability testing, analytical development, methods development, specification development and commercial scale-up;

•	Conducting commercialization activities in support the product launch of any of our product candidates, including pre-launch planning, development of market plans, production of commercial stock, pricing and reimbursement application, development of regional sales and marketing capabilities;

•	Maintaining, protecting and expanding our intellectual property;

•	Developing expanded internal infrastructure; and

•	Hiring additional personnel.
     Cash used in operating activities
     From inception through December 31, 2008, net cash used in operating activities was approximately $112.9 million. Net cash used in operating activities increased to approximately $38.8 million for the year ended December 31, 2008 from approximately $25.1 million for the year ended December 31, 2007.
     Net cash used in operating activities for the year ended December 31, 2008 consists primarily of our net loss of $43.5 million. The increase in net cash used in operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in 2008. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, sales and marketing costs associated with the commercial launch of Dyloject, and advancing our research and development clinical trials for two of our product candidates, Dyloject and Ereska. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock-based compensation expenses of approximately $3.3 million, amortization of intangible assets of $0.3 million, depreciation of $0.3 million and the impairment of our auction rate securities of $0.2 million. Also in 2008, increases in our outstanding payables and accrued liabilities impacted cash by approximately $2.0 million, while our inventory increased by approximately $1.7 million. This inventory will be sold in conjunction with the Therabel transaction.
     Net cash used in operating activities increased to approximately $25.1 million for the year ended December 31, 2007 from approximately $12.5 million for the year ended December 31, 2006.
     Net cash used in operating activities for the year ended December 31, 2007 consisted primarily of our net loss of $31.0 million. The increase in net cash used for operating activities was due primarily to higher cash outflows associated with an increase in selling, general and administrative expenses and research and development activity in 2007. Significant increases were directly related to salaries, benefits and infrastructure costs related to the addition of several new personnel, advancing our research and development clinical trials for each of our product candidates, and increased pre- and post-launch planning and development costs associated with commercialization of Dyloject. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock-based compensation expenses of approximately $3.5 million. Also in 2007, our outstanding payables and accrued liabilities increased by approximately $3.0 million, while our prepaid expenses and other current assets increased by approximately $1.1 million.
     Cash used in investing activities
     From inception through December 31, 2008, net cash used in investing activities was approximately $7.3 million, primarily related to the net purchases of marketable securities available for sale and cash used in the acquisition of intangible assets and fixed assets. Net cash provided by investing activities was approximately $16.6 million for the year ended December 31, 2008 compared to net cash used in investing activities of $12.0 million for the year ended December 31, 2007.
     Net cash provided by investing activities in 2008 was primarily the result of $19.6 million of net redemptions of our marketable securities to more secure cash and cash equivalent investments as global market conditions were eroding, and to fund operations. Additionally, in December 2008 we paid $2.0 million to Shimoda for the achievement of a commercialization milestone related to our Dyloject product, which we had previously accrued and recorded as an intangible asset in 2007. Additionally, cash outflows related to capital expenditures were $0.9 million, primarily related to leasehold improvements in our corporate offices and equipment purchases. We expect that cash used for investing activities in 2009 will fluctuate based on future financing and the need to utilize our current investments for operations or capital improvements.
     Net cash used in investing activities increased to approximately $12.0 million for the year ended December 31, 2007 from approximately $11.6 million for the year ended December 31, 2006.
     Net cash used in investing activities increased primarily due to lower net purchases of short term marketable securities in 2007. Purchases increased by $34.1 million in 2007 as proceeds from our 2007 financing were invested primarily in short term marketable securities in the second quarter of 2007. Gross proceeds from sales and maturities increased by approximately $35.7 million compared to 2006. However, some proceeds were transferred to cash equivalents to be utilized for operations instead of being reinvested in marketable securities. Additionally, in December 2007 we paid $1.8 million to Shimoda for the achievement of a commercialization milestone related to our Dyloject product. In compliance with our policy, the milestone has been recorded as an intangible asset on our consolidated balance sheet as it relates to a commercialized product with future economic benefit, and is being amortized over the remaining life of the patents. From inception to December 31, 2007, capital expenditures were not material resulting from our use of contract manufacturing facilities and leased office space.
     Cash provided by financing activities
     From inception through December 31, 2008, net cash provided by financing activities was approximately $140.3 million. For the years ended December 31, 2008 and 2007, net cash provided by financing activities was $26.3 million and $43.8 million, respectively.
     For 2008, net cash from financing activities related to proceeds from the May 2008 registered direct offering to certain institutional and individual investors from the sale of our common stock, which generated net proceeds, after deducting the fees of the placement agents and other offering expenses, of approximately $25.8 million; and approximately $0.5 million from the exercise of certain stock options.
     For 2007, net cash from financing activities related to proceeds from the May 2007 underwritten public offering which generated net proceeds from the sale of common stock of approximately $41.8 million; approximately $0.6 million from the exercise of warrants; and approximately $1.4 million from the exercise of certain stock options.
Commitments
     The following table summarizes our commitments as of December 31, 2008:

	Payments due by period
					Beyond
	Total	< 1 Year	1-3 Years	3-5 Years	5 Years

Operating leases (1)	$2,718,681	$806,172	$1,578,090	$334,419	$—
Shimoda License Agreement (2)	2,000,000	2,000,000	—	—	—
Archimedes License Agreements (3)	5,000,000	—	5,000,000	—	—
Manufacturing Supply Agreements (4)	15,223,020	1,993,020	1,890,000	11,340,000	—

	$24,941,701	$4,799,192	$8,468,090	$11,674,419	$—

     (1) We lease approximately 24,713 square feet of general office space in Cambridge, Massachusetts and Lake Success, NY, as well as smaller offices in the U.K. and Germany, in addition to small equipment leases. The U.K. office lease was assumed by Therabel under the terms of the Dyloject EU commercialization transaction with Javelin. We plan to close Germany and the Lake Success, NY offices at the conclusion of the current lease obligations in March 2009 and October 2009, respectively.
     (2) Under the license agreement with Shimoda Biotech, Ltd. we are obligated to make aggregate remaining milestone payments of approximately $2.0 million upon the occurrence of specified developmental milestones, which include the filing of an NDA with the FDA for Dyloject, the approval of an NDA by the FDA and the first commercial sale of a licensed product and pay a royalty based upon our and our sublicensees’ sales of products, which is subject to change, as noted.
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
     The timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between one to three years, from December 31, 2008.
     (4) Under our U.S. Manufacturing Agreement with Baxter Healthcare Corporation (“Baxter”), we committed to purchase at least $13,230,000 worth of Dyloject product manufactured to our specifications, commencing upon regulatory approval from the FDA. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, including the lack of FDA approval for Dyloject by a specified date for Baxter.
Purchase Commitments
     In February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc. (“Precision”). The initial term of the Supply Agreement was two years. Under the Supply Agreement, Precision agreed to manufacture our requirements for the supply of Dyloject, in accordance with U.S. and E.U. good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. In December 2008, both parties mutually agreed not to extend the Supply Agreement. With the decision not to extend the Supply Agreement, both parties agreed that no further obligations will be required on our behalf.
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
     In July 2008, we entered into a Development and Toll Manufacturing Agreement (the “EU Manufacturing Agreement”) with Baxter for drug supply in the EU. Under the EU Manufacturing Agreement, we committed to purchase approximately $3.65 million worth of Dyloject product manufactured to our specifications. The EU Manufacturing Agreement commenced on July 30, 2008 and runs until the third anniversary of the receipt of a first regulatory approval necessary for the manufacture, in Baxter’s facility, of Dyloject for selected European countries.

Such approval was received in the first quarter of 2009. Thereafter, the EU Manufacturing Agreement is renewable in one-year increments. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, insolvency or the lack of Medicines and Healthcare Products Regulatory Agency or European Medicines Agency approval for Dyloject by a specified date, subject to certain cure provisions and restrictions. In February 2009, in conjunction with the Therabel transaction detailed previously, we assigned this agreement to Therabel, thereby relieving us of any purchase commitments under the EU Manufacturing Agreement so long as the Therabel collaboration is in force during the three year period of the EU Manufacturing Agreement.
Critical Accounting Policies and Significant Judgments and Estimates
     Revenue Recognition. We have been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which are used to subsidize our research and development projects. The DOD reimburses us for certain research and development subproject costs related to the Ereska development program. DOD and NIH revenue is recognized as subsidized project costs for each period are incurred. Contract and grant revenue is derived from internal headcount expense and external contractual expense, both of which are highly dependent on the timing, order and relationship of individual reimbursable subprojects. Our grant submissions may fluctuate from period to period due to the timing and scope of these activities and the results of studies and clinical trials. As of December 31, 2006, we had utilized all available contract and grant funding.
     With the exception of revenues derived from government grants and contracts, and product revenues in 2008 from sales of Dyloject in the U.K., we have generated no operating revenues since our inception.
     We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectability is reasonably assured; and title and the risk and rewards of ownership have transferred to the buyer. Our product revenue consists of sales of Dyloject in the U.K., which began in the first quarter of 2008. During 2008, we sold product directly to hospitals upon approval from their formulary process at a price which has been approved by the U.K. National Health Services. Due to the nature of our pricing as approved by the U.K. National Health Services and the national healthcare process, our sales do not have any provisions for chargebacks, rebates, discounts or other adjustments to gross revenue recorded.
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
     Marketable Securities. As of December 31, 2008, our marketable securities consist of student loan auction rate securities issued by a state agency and an auction rate security of a closed end mutual fund. The closed end mutual fund primarily invests in common stocks, including dividend paying common stocks such as those issued by utilities, real estate investment trusts and regulated investment companies under the Internal Revenue Code. The fund also invests in fixed income securities such as U.S. government securities, preferred stocks and bonds. Due to adverse developments in the global credit and capital markets during 2008, certain auctions have failed as a result of liquidity issues and there is little to no current market activity for these instruments. As a result Level 1 and Level 2 pricing inputs are unavailable to support the fair value of these securities. Therefore, we have classified these securities as Level 3 at December 31, 2008. In the fourth quarter of 2008, with the help of a third party valuation specialist, management determined that the fair value of these auction rate securities is impaired on an other-than-temporary basis. This judgment was determined based on a qualitative and quantitative analysis of each security. This included a review of each security’s collateral, ratings and insurance in order to assess default risk, credit spread risk and downgrade risk. Additionally, a risk assessment was prepared for each security based on the details of each security, as well as the influence of various credit risks and overall credit environment. As a result of this analysis, we determined the fair value was below carrying value, and recorded a charge to the results of operations to reflect the impairment in the amount of $213,090. If the auction rate markets continue to deteriorate for these securities, additional impairments could be necessary.

     Inventory. Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. At December 31, 2008 and 2007, our inventory consisted entirely of Dyloject. We make the decision to capitalize inventory costs associated with our products at the point we believe future economic benefit will be realized, generally upon regulatory approval. Our inventory is currently manufactured by a third party manufacturer in the US. We do not capitalize inventory produced by the manufacturer until a batch is completed and released. A batch is released after testing and acceptance of the batch as commercially viable. At that point, we assume ownership and title to the inventory, and incur a liability. We do not have economic responsibility for product that is not commercially viable. Our inventory is initially considered work-in-process, as it is considered brite stock until it is labeled and packaged. Inventory is considered finished goods upon successful labeling and packaging of the product.
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
     Long-lived Assets. Long-lived assets to be held and used, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Included in the assessment of intangibles, significant weight was given to the patent life of the intangible. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.
     Research and Development Costs. Since our inception, we have incurred approximately $103.1 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.
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
     Income Taxes As of December 31, 2008, we had approximately $111.3 million of domestic net operating loss carryforwards which expire on various dates through 2028. These loss carryforwards are available to reduce future federal and state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. We have incurred operating losses since inception and have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.
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
Off Balance Sheet Arrangements
     Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards No. 133 - “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead included as a component of equity. See Footnote 8 to the consolidated financial statements and the Consolidated Statement of Stockholders’ Equity for more information.
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 effective January 1, 2008 and decided not to elect the fair value option for our existing financial assets and liabilities. Therefore, adoption of SFAS No. 159 did not have any impact on our consolidated financial statements.
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
     In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions, if any, on or after January 1, 2009.
     In December 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This Issue is effective for us beginning January 1, 2009, and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. While management has not yet completed its analysis, it does not anticipate that the implementation of EITF 07-1 will be material to the consolidated financial position or results of operations.

     In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Related to Interest Rates and Foreign Currency
     We are exposed to market risks related to changes in interest rates and foreign currency exchange rates; however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.
Interest Rate Risk
     As of December 31, 2008, our cash included approximately $18.5 million of money market securities, and $1.6 million in auction rate marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
Foreign Currency Exchange Risk
     Substantially all of our operations are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk. In 2008, we had sales and marketing operations in the U.K. and, to a lesser extent, Germany. Additionally, our product revenues were from the U.K. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates, primarily British pound and Euro. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. Due to the licensing of Dyloject to Therabel in January 2009, we will have minimal transactions in foreign currency in 2009. Therefore, the effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	49

Consolidated Balance Sheets as of December 31, 2008 and 2007	52

Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006, and the cumulative period from February 23, 1998 (inception) to December 31, 2008	53

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from February 23, 1998 (inception) to December 31, 2008, including the years ended December 31, 2008, 2007 and 2006	54

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006, and the cumulative period from February 23, 1998 (inception) to December 31, 2008	55

Notes to the Consolidated Financial Statements	57

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Javelin Pharmaceuticals, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Javelin Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Javelin Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Javelin Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of Javelin Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting.
/s/ McGladrey & Pullen, LLP
Burlington, Massachusetts
March 12, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Javelin Pharmaceuticals, Inc. and Subsidiaries
We have audited Javelin Pharmaceuticals, Inc. and Subsidiaries’ (a development stage enterprise) (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Javelin Pharmaceuticals, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Javelin Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Javelin Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2008 and 2007 and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion.
/s/  McGladrey & Pullen, LLP
Burlington, Massachusetts
March 12, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Javelin Pharmaceuticals, Inc.
In our opinion, the consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit) and cash flows for the period from February 23, 1998 (inception) to December 31, 2005 (not separately presented) present fairly, in all material respects, the results of operations and cash flows of Javelin Pharmaceuticals, Inc. (formerly Intrac, Inc.) and its subsidiary (a development stage enterprise) (the “Company”) for the period from February 23, 1998 (inception) to December 31, 2005 (not separately presented), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the financial statements, the Company has recurring losses and limited capital resources.
/s/ PricewaterhouseCoopers LLP
New York, New York
April 14, 2006

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$20,057,937	$15,931,243
Short term marketable securities available for sale	—	21,319,150
Accounts receivable, product sales	470,288	—
Inventory	1,847,904	116,143
Prepaid expenses and other current assets	511,820	1,289,809

Total current assets	22,887,949	38,656,345
Long term marketable securities available-for-sale	1,586,910	—
Fixed assets, at cost, net of accumulated depreciation	1,195,670	545,195
Intangible assets, net of accumulated amortization	3,480,248	3,795,577
Other assets	154,918	154,498

Total assets	29,305,695	43,151,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	8,119,006	8,156,788
Deferred lease liability	513,519	484,141

Total current liabilities	8,632,525	8,640,929

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of December 31, 2008 and 2007, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of December 31, 2008 and 2007, respectively; 60,649,358 and 48,990,845 shares issued and outstanding at December 31, 2008 and 2007, respectively	60,649	48,990
Additional paid-in capital	174,534,897	144,922,785
Accumulated other comprehensive income	10,383	8,594
Deficit accumulated during the development stage	(153,932,759)	(110,469,683)

Total stockholders’ equity	20,673,170	34,510,686

Total liabilities and stockholders’ equity	$29,305,695	$43,151,615

The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

				Cumulative from
				February 23, 1998
				(inception) to
	Year Ended December 31,			December 31,
	2008	2007	2006	2008
Revenues:
Product revenue	$1,101,613	$—	$—	$1,101,613
Government grants and contracts	—	—	842,171	5,804,824

Total revenues	1,101,613	—	842,171	6,906,437
Costs and expenses:
Cost of product revenue	849,591	—	—	849,591
Research and development	26,830,617	19,018,854	10,854,116	103,067,184
Selling, general and administrative	17,219,518	13,810,772	9,608,598	60,760,883 (1)
Depreciation and amortization	293,509	97,650	61,008	569,772

Total costs and expenses	45,193,235	32,927,276	20,523,722	165,247,430

Operating loss	(44,091,622)	(32,927,276)	(19,681,551)	(158,340,993)

Other income (expense):
Interest expense	—	(699)	(47)	(944,657)
Interest income	921,238	1,896,601	1,282,604	5,040,598
Other income (expense)	(276,241)	—	600,758	328,744

Total other income, net	644,997	1,895,902	1,883,315	4,424,685

Loss before income tax provision	(43,446,625)	(31,031,374)	(17,798,236)	(153,916,308)
Income tax provision	16,451	—	—	16,451

Net loss	(43,463,076)	(31,031,374)	(17,798,236)	(153,932,759)

Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	—	(3,559,305)

Net loss attributable to common stockholders	$(43,463,076)	$(31,031,374)	$(17,798,236)	$(157,492,064)

Net loss per share attributable to common stockholders
Basic and diluted	($0.77)	($0.68)	($0.44)

Weighted average shares	56,184,146	45,462,653	40,179,543

(1)	Includes related party transaction of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002 (see note 14).
The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
For the period from February 23, 1998 (inception) to December 31, 2008, including the years ended December 31, 2008, 2007 and 2006

													Deficit
	Series A		Series B		Series C						Stock	Accumulated	Accumulated
	Redeemable		Redeemable		Redeemable				Additional	Unearned	Sub-	Other	During the	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Com-	scription	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	pensation	Receivable	Income	Stage	Equity

Sale of Common Stock to founders at inception for cash ($0.001 per share)							4,540,812	$4,541	$457		$(3,749)			$1,249
Value of services provided by an affiliate (see Note 14)									89,531					89,531
Net loss for the period February 23, 1998 (inception) to December 31, 1998													$(470,200)	(470,200)

Balance at December 31, 1998							4,540,812	4,541	89,988		(3,749)		(470,200)	(379,420)

Issuance of 236,128 warrants in June in connection with bridge financing (see Note 9)									101,564					101,564
Issuance of Common Stock to consultant in June for services (see Note 8)							192,985	193	93,263		(106)			93,350
Issuance of 204,336 warrants to consultants in August for services (see Note 9)									98,598					98,598
Value of services provided by an affiliate (see Note 14)									155,917					155,917
Net loss for the year ended December 31, 1999													(1,205,559)	(1,205,559)

Balance at December 31, 1999							4,733,797	4,734	539,330		(3,855)		(1,675,759)	(1,135,550)

Issuance of 15,522 warrants to an advisor for services in connection with sales of Series A redeemable preferred stock in August (see Note 8)		$(55,790)							55,790					55,790
Exercise of warrants by consultants							204,336	204	(6)					198
Issuance of Common Stock in connection with acquisition of a license in September (see Note 1)							5,174,257	5,175	18,599,825					18,605,000
Sale of 160.565 Units for cash in September ($100,000 per Unit), net of offering expenses of $1,157,572	4,014,125	14,898,928
Issuance of Preferred A warrants in September (see Note 8)		(960,361)							960,361					960,361
Issuance of Preferred A Finders Units for services in September (see Note 8)		(107,825)							107,825					107,825
Payment of stock subscription receivable											3,201			3,201
Non-cash compensation in connection with issuance of stock options to non-employees in August and November (see Note 12)									707,550					707,550
Value of services provided by an affiliate (see Note 14)									163,376					163,376
Net loss for the year ended December 31, 2000													(23,023,842)	(23,023,842)

Balance at December 31, 2000	4,014,125	13,774,952					10,112,390	10,113	21,134,051		(654)		(24,699,601)	(3,556,091)

Issuance of Series B Preferred with a beneficial conversion feature for cash in December (see Note 8)			989,991	$1,935,044					3,559,305					3,559,305
Expenses in connection with sale of Series B stock				(474,317)
Deemed dividend related to beneficial conversion feature of Series B stock (see Note 8)				3,559,305					(3,559,305)					(3,559,305)
Payment of stock subscription receivable											544			544
Exercise of warrants by a consultant							15,522	15						15
Exercise of bridge warrants							15,893	16	138					154
Value of services provided by an affiliate (see Note 14)									481,299					481,299
Net loss for the year ended December 31, 2001													(8,067,699)	(8,067,699)

Balance at December 31, 2001	4,014,125	13,774,952	989,991	5,020,032			10,143,805	10,144	21,615,488		(110)		(32,767,300)	(11,141,778)

Issuance of compensatory stock options to members of the Board of Directors (see Note 12)									1,431,498	$(1,431,498)				—
Amortization of unearned compensation										1,264,522				1,264,522
Value of services provided by an affiliate (see Note 14)									185,059					185,059
Non-cash compensation in connection with issuance of stock options to a non-employee in September (see Note 12)									62,564					62,564
Reversal of subscription receivable											110			110
Net loss for the period ended December 31, 2002													(8,059,081)	(8,059,081)

Balance at December 31, 2002	4,014,125	13,774,952	989,991	5,020,032			10,143,805	10,144	23,294,609	(166,976)	—		(40,826,381)	(17,688,604)

Amortization of unearned compensation										113,069				113,069
Issuance of Series C Preferred as license payment in August (see Note 10)					65,360	$100,000
Conversion of Merger Note to Series C stock in August (see Note 9)					339,736	519,795
Sale of Series C Preferred for cash in August ($1.53 per share), net of issuance expenses of $132,496					2,549,254	3,767,856
Non-cash compensation in connection with issuance of stock options to a non-employee in October (see Note 12)									57,672					57,672
Exercise of bridge warrants (see Note 9)							2,270	2	20					22
Net loss for the period ended December 31, 2003													(3,155,092)	(3,155,092)

Balance at December 31, 2003	4,014,125	13,774,952	989,991	5,020,032	2,954,350	4,387,651	10,146,075	10,146	23,352,301	(53,907)	—	—	(43,981,473)	(20,672,933)

Conversion of Series A, B and C Preferred Stock to Common Stock (see Note 8)	(4,014,125)	(13,774,952)	(989,991)	(5,020,032)	(2,954,350)	(4,387,651)	8,187,259	8,187	23,174,448					23,182,635
Sale of common stock in a private placement (net of expense of $1,853,224) (see Note 8)							6,139,913	6,140	16,227,307					16,233,447
Merger transaction with Intrac, Inc. (see Note 1)							1,153,190	1,153	(1,153)					—
Non-cash compensation in connection with issuance of stock options to non-employees (see Note 12)									132,501					132,501
Issuance of compensatory stock options to employees (see Note 12)									1,094,793	(1,094,793)				—
Amortization of unearned compensation										198,351				198,351
Issuance of 226,314 warrants in November in connection with Bridge Debenture financing (see Note 9)									314,795					314,795
Net loss for the period ended December 31, 2004													(7,046,828)	(7,046,828)

Balance at December 31, 2004	—	—	—	—	—	—	25,626,437	25,626	64,294,992	(950,349)	—	—	(51,028,301)	12,341,968
Sale of common stock in a private placement (net of expense of $2,225,411) (see Note 8)							14,222,215	14,222	29,760,351					29,774,573
Cancellation of compensatory stock options to employees									(50,921)	50,921				—
Modification of employee stock options									125,897					125,897
Issuance of 80,184 warrants to consultants (see Note 8)									152,290					152,290
Issuance of 40,000 options to consultants (see Note 8)									95,200					95,200
Exercise of 1999 Bridge Warrants							217,964	217	1,962					2,179
Exercise of Series A Warrants							26,518	27	102,598					102,625
Issuance of stock for license payment							169,735	170	499,830					500,000
Exercise of Stock Options							1,241	1	11					12
Issuance of stock for liquidation damages							140,867	141	373,158					373,299
Amortization of unearned compensation										345,672				345,672
Net loss for the period ended December 31, 2005													(10,611,772)	(10,611,772)

Balance at December 31, 2005	—	—	—	—	—	—	40,404,977	40,404	95,355,368	(553,756)	—	—	(61,640,073)	33,201,943

Net loss for the period ended December 31, 2006													(17,798,236)	(17,798,236)
Unrealized loss on investments												(5,117)		(5,117)

Total comprehensive income (loss)														(17,803,353)

Exercise of 2005 private placement warrants							4,444	4	9,995					9,999
Reclassification of unearned compensation									(553,756)	553,756				—
Stock-based compensation expense									2,822,939					2,822,939

Balance at December 31, 2006	—	—	—	—	—	—	40,409,421	40,409	97,634,546	—	—	(5,117)	(79,356,309)	18,231,529

Net loss for the period ended December 31, 2007													(31,031,374)	(31,031,374)
Unrealized loss on investments												13,712		13,712

Total comprehensive income (loss)														(31,017,663)

Stock-based compensation expense									3,460,050					3,460,050
Exercise of stock options							595,567	596	1,400,151					1,400,746
Exercise of warrants and units							436,557	436	637,875					638,312
Sale of common stock under a public offering, net of costs of $3,498,087							7,549,300	7,549	41,790,164					41,797,713

Balance at December 31, 2007	—	—	—	—	—	—	48,990,845	48,990	144,922,785	—	—	8,594	(110,469,683)	34,510,686

Net loss for the period ended December 31, 2008													(43,463,076)	(43,463,076)
Cumulative translation adjustment												10,383		10,383
Unrealized loss on investments												(8,594)		(8,594)

Total comprehensive income (loss)														(43,461,287)

Stock-based compensation expense									3,334,678					3,334,678
Exercise of stock options							206,522	207	507,154					507,361
Shares issued for Employees Stock Purchase Plan							28,885	29	19,858					19,887
Sale of common stock under a public offering, net of costs of $1,767,857							11,423,106	11,423	25,750,422					25,761,845

Balance at December 31, 2008	—	—	—	—	—	—	60,649,358	60,649	174,534,897	—	—	10,383	(153,932,759)	20,673,170

Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined by the Company’s Management.
The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

				Cumulative from
	Year Ended			February 23, 1998
	December 31,			(inception) to
	2008	2007	2006	December 31, 2008
Cash flows from operating activities:
Net loss	$(43,463,076)	$(31,031,374)	$(17,798,236)	$(153,932,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	293,509	97,650	61,008	569,772
Amortization of intangible asset	315,329	4,423		319,752
Stock-based compensation expense	3,334,678	3,460,050	2,822,939	9,617,667
Impairment of long-term marketable securities	213,090	—	—	213,090
Realized gain on sale of marketable securities	(34,773)			(34,773)
Amortization of premium/discount on marketable securities	(6,324)	(2,364)	(36,174)	(44,862)
Amortization of deferred financing costs	—	—	—	252,317
Amortization of original issue discount	—	—	—	101,564
Amortization of unearned compensation	—	—	—	345,672
Non-cash expense recognized with issuance of Common Stock in connection with acquisition of a license	—	—	—	18,600,000
Non-cash expense recognized with issuance of Preferred Stock for license milestone	—	—	—	100,000
Non-cash expense recognized with issuance of Common Stock in connection with liquidation damages	—	—	—	373,299
Amortization of discount on debenture	—	—	—	314,795
Stock options and warrants issued in consideration for services rendered	—	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	—	1,075,182
Changes in assets and liabilities:
Decrease in grant receivable	—	113,645	459,856	—
Increase in inventory	(1,731,761)	(116,143)	—	(1,847,904)
(Increase) decrease in prepaid expenses, other current assets and other assets	305,952	(1,089,491)	41,329	(1,118,561)
Increase in accounts payable, accrued expenses and other liabilities	1,972,602	3,007,073	1,943,756	8,131,057
(Decrease) increase in deferred revenue	—	—	(19,522)	—
Increase in deferred lease liability	29,378	426,272	47,998	513,519
Increase in due to Licensor	—	—	—	500,000

Net cash used in operating activities	(38,771,396)	(25,130,259)	(12,477,046)	(112,948,097)

Cash flows from investing activities:
Purchases of short term marketable securities	(2,100,000)	(57,401,400)	(23,250,617)	(82,752,017)
Redemption of short term marketable securities	21,651,653	47,560,000	11,820,000	81,031,653
Acquisition of intangible assets	(2,000,000)	(1,800,000)	—	(3,800,000)
Capital expenditures	(942,656)	(405,682)	(136,306)	(1,764,115)

Net cash (used in) provided by investing activities	16,608,997	(12,047,082)	(11,566,923)	(7,284,479)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	636,646	9,999	752,213
Proceeds from shares issued under ESPP	19,887	—	—	19,887
Proceeds from exercise of stock options	507,361	1,400,746	—	1,908,119
Proceeds from sale of Common Stock	27,529,702	45,295,800	—	122,921,776
Proceeds from sale of Preferred Stock	—	—	—	25,451,201
Expenses associated with sale of Common Stock	(1,767,857)	(3,498,087)	—	(9,344,579)
Expenses associated with sale of Preferred Stock	—	—	—	(1,764,385)
Proceeds from notes payable	—	—	—	2,015,000
Proceeds from issuance of debenture	—	—	—	1,000,000
Repayment of debenture	—	—	—	(1,000,000)
Expenses associated with notes payable	—	—	—	(153,719)
Repayment of notes payable				(1,515,000)

Net cash provided by financing activities	26,289,093	43,835,105	9,999	140,290,513

Net increase in cash and cash equivalents	4,126,694	6,657,764	(24,033,970)	20,057,937
Cash and cash equivalents at beginning of period	15,931,243	9,273,479	33,307,449	—

Cash and cash equivalents at end of period	$20,057,937	$15,931,243	$9,273,479	$20,057,937

Supplemental disclosures:
Cash paid for interest:	$—	$—	$—	$271,633

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

				Cumulative from
	Year Ended			February 23, 1998
	December 31,			(inception) to
	2008	2007	2006	December 31, 2008
Supplemental disclosure of noncash investing and financing activities:
Non cash issuance of common stock	$—	$—	$—	$500,000
Options and warrants issued for services and financings	—	—	—	$1,222,574
Conversion of Merger Note and accrued interest to Series C stock	—	—	—	$519,795
Recapitalization in connection with Merger with Intrac	—	—	—	$1,153
Non cash addition of intangible asset	—	$2,000,000	—	$2,000,000

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
1. Organization and Business
     Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries Javelin Pharmaceuticals U.K. Limited, Javelin Pharmaceuticals GmbH and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America (“U.S.”), but we have established branch offices in the United Kingdom (“U.K.”) and Germany. We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the pain management market. Our product and our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments.
     We have three late stage product candidates in clinical development in the U.S.: Dyloject™ (diclofenac sodium injectable), EreskaTM (intranasal ketamine, formerly referred to as PMI-150) and RylomineTM (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the U.K. for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007 upon first inclusion in local hospital formularies. Product revenues related to Dyloject began in the first quarter of 2008.
     In addition to the normal risks associated with a new business venture, there can be no assurance that our research and development will be successfully completed or that any approved product will be commercially viable. In addition, we operate in an environment of rapid change in technology and government regulation, are dependent upon raising capital to fund operations, and are dependent upon the services of our employees, collaborators and consultants.
     On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”), under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union and certain other countries outside of the U.S. In connection with this transaction, Therabel acquired our U.K. subsidiary. In February 2009, we received an upfront payment of $7.0 million and will receive in 2009 up to approximately an additional $5.0 million in payments for the sale of our existing inventory of Dyloject. Additionally, the agreement also provides for up to $59.5 million in potential future sales and regulatory milestone payments. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.
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
     Pain Management, Inc. (the “Predecessor Company”) was incorporated in the State of Delaware on February 23, 1998. On September 25, 2000, the Predecessor Company merged with IDDS. The terms of the merger provided for each share of the Predecessor Company’s common stock to convert into approximately .908 shares of IDDS common stock. Accordingly, the stockholders of the Predecessor Company exchanged 5,212,500 shares of the Predecessor Company’s common stock for 4,733,797 shares of IDDS common stock. Prior to the merger, IDDS had outstanding 5,174,257 shares of common stock. Following the closing of the merger, the only asset held by IDDS was a licensing agreement with West Pharmaceutical Services, Inc. (see Note 10) executed on August 25, 2000. IDDS was incorporated on April 8, 1999; however, it remained dormant until executing the merger and licensing agreements noted above. The Predecessor Company’s Board of Directors and management assumed similar roles in IDDS after the merger closed. For financial reporting purposes, the merger was accounted for as the acquisition of a licensing agreement by the Predecessor Company and a reorganization with IDDS becoming the surviving entity. Consequently, the assets, liabilities and historic operating results of IDDS prior to the merger are those of the Predecessor Company. The fair value of the licensing agreement was determined to be approximately $18.6 million based on the fair value of the common stock issued. The rights obtained under the licensing agreement related to an unproven technology that would require significant research and development effort to commercialize a product. There is also a significant uncertainty as to whether the research and development effort will be successful. Since the licensed technology has no alternative future use, the fair value of the consideration issued to obtain the licensing agreement was expensed as research and development at the time the merger closed.
2. Summary of Significant Accounting Policies
Basis of Preparation
     The consolidated financial statements include the accounts of Javelin Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
     The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we will not generate significant revenues from product sales in the twelve months following December 31, 2008. Although we believe that our existing cash resources, in addition to those cash resources that we anticipate receiving pursuant to our agreement with Therabel discussed above, will be sufficient to support the current operating plan at least through December 31, 2009, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. In addition, we have the ability to reduce discretionary spending to preserve cash. We may seek to raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Concentrations of Credit Risk
     Financial instruments which potentially subject us to concentrations of credit risk consist of cash, cash equivalents, and marketable securities. We have established investment guidelines that relate to credit quality and diversification and that limit exposure to any one issue of securities. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.
Translation of Foreign Currencies
     The functional currency for our foreign subsidiaries is their local currency. Assets and liabilities are translated at currents rates of exchange at the balance sheet date. Income and expense items are translated at the average exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.
     Foreign exchange transaction gains and losses are included in the results of operation in other income, net. We had net foreign exchange losses of approximately $0.1 million in 2008. There were no material foreign exchange gains or losses for 2007 and 2006.
Cash and Cash Equivalents
     We consider all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. Our cash and cash equivalents are comprised of demand deposit accounts, money market accounts and U.S. Treasury obligations. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.
Marketable Securities
     As of December 31, 2008, our marketable securities consist of student loan auction rate securities issued by a state agency and an auction rate security of a closed end mutual fund. As of December 31, 2008, all the auction-rate securities held have original maturities in excess of one year. Our investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date on which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held have extended maturities, we classify these securities available for sale under SFAS No. 115 — “Accounting for Certain Investments in Debt and Equity Securities.” All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive loss in shareholders’ equity. Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other expense. The cost of available-for-sale securities sold is based on the specific identification method. We have established guidelines that maintain safety and provide adequate liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. In 2008, we have recognized charges of $213,090 for the impairment of these available-for-sale securities to estimated fair value.

Inventory
     Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. At December 31, 2008 and 2007, our inventory consisted of the following:

	December 31,
	2008	2007

Work in process	$463,473	$—
Finished goods	1,384,431	116,143

	$1,847,904	$116,143

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
     Inventory is relieved to cost of goods sold upon a standard cost of production. We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required.
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

Leaseholds	3 — 5 years
Laboratory equipment	7 years
Furniture and fixtures	5 years
Computer equipment and software	3 years
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
     Our intangible assets consist of deferred milestone payments related to our products when future commercialization is considered probable and the future economic benefit is expected to be realized, generally upon regulatory approval. These intangible assets were recorded at cost and are stated net of accumulated amortization and impairments. They are amortized on a straight line basis over their remaining estimated useful lives, which is approximately six years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.
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
     Product revenue.
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
     Our product revenue consists of sales of Dyloject in the U.K., which began in the first quarter of 2008. During 2008, we sold product directly to hospitals upon approval from their formulary process at a price which has been approved by the U.K. National Health Services. Due to the nature of our pricing as approved by the U.K. National Health Services and the national healthcare process, our sales do not have any provisions for chargebacks, rebates, discounts or other adjustments to gross revenue recorded.
     Our return policy allows for returns based on subjective criteria of the buyer for a limited period of time after the product is delivered. Because we started recording sales in the first quarter of 2008, we do not have a significant amount of history to draw upon in determining the level of returns that we might experience based on our return policy. As such, we believe it is appropriate not to record revenue on those shipments occurring in the reporting period that could be returned in the following reporting period, and we recognize revenues on those shipments when the right of return restrictions lapse in the subsequent period.
     Government grants and contracts
     We have been awarded government grants and contracts from the U.S. Department of Defense (“DOD”) and the National Institutes of Health (the “NIH”), which were used to subsidize our research and development projects (“Projects”). This revenue was recognized as subsidized Project costs for each period are incurred. For the year ended December 31, 2002, our revenue included $214,856 and $72,390 from the DOD and the NIH, respectively. In May 2003, we were granted an extension of a prior grant by the DOD in the amount of a $4.3 million contract. For the year ended December 31, 2006, all of our research revenue came from reimbursements for costs incurred in relation to the contract from the DOD.
Research and Development Costs
     We expense all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing and upfront fees paid in connection with collaborative agreements for potential products prior to commercialization, as well as expenses incurred in performing research and development activities, including salaries and benefits, clinical trial and related clinical manufacturing expenses, share-based compensation expense, contract services and other outside expenses. For the year ended December 31, 2006, we received reimbursements for research and development costs incurred in relation to the contract from the DOD, described above. For the year ended December 31, 2006, research and development expenses that were incurred and reimbursed under our DOD grants and contracts were $842,171.
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
     Disclosures required by SFAS No. 128 have been included in Note 11.
Deferred Financing Costs
     Costs incurred in connection with issuance of notes payable are deferred and amortized using the interest method as interest expense over the term of the debt instrument.
Comprehensive Loss
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the years ended December 31, 2008, 2007 and 2006, our comprehensive loss was $43.5 million, $31.0 million and $17.8 million, respectively, which consisted of our net loss for each year and $(8,594), $13,712 and $(5,117) of unrealized gain (loss) on marketable securities for 2008, 2007 and 2006, respectively, and foreign exchange translation adjustments of $10,383 in 2008.
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
Share-Based Compensation
     Our share-based compensation consists of our stock option awards granted to our employees and our employee stock purchase plan, or ESPP. We record compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method, as required under Statement of Financial Accounting Standards No. 123 (revised 2004) - “Share-Based Payment,” or SFAS 123(R). Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model. We selected the modified prospective adoption method as prescribed in SFAS 123(R), and therefore we have not restated our financial statements for prior periods. Under the modified prospective application, SFAS 123(R) was applied to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006.
     Prior to January 1, 2006, our stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 — “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Generally, no compensation expense was recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. We had recognized compensation expense in situations where the terms of an option grant were not fixed or where the fair value of our common stock on the grant date was greater than the amount an employee must pay to acquire the stock.
     See Note 12 for further information regarding our stock-based compensation assumptions and expenses.
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
     We adopted Financial Interpretation Number 48, “Accounting for Uncertain Tax Positions” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The company did not establish any additional reserves for uncertain tax liabilities upon adoption of FIN 48.
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
     In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions, if any, on or after January 1, 2009.
     In December 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This Issue is effective for us beginning January 1, 2009, and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. While management has not yet completed its analysis, it does not anticipate that the implementation of EITF 07-1 will be material to the consolidated financial position or results of operations.
     In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.
3. Fair Value Measurements
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurement”, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period.
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
     As indicated in the table below, our marketable securities are the only assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2008.

	As of
	December 31, 2008	Level 1	Level 2	Level 3

Assets:
Marketable securities	$1,586,910	—	—	$1,586,910

	$1,586,910	—	—	$1,586,910

     The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets that are measured at fair value on a recurring basis:

Year Ended
December 31, 2008
Auction Rate Securities
Beginning Balance	$—
Transfer into Level 3	1,800,000
Impairment of asset value	(213,090)

Ending Balance	$1,586,910

     Our Level 3 financial assets consists of a student loan auction rate bond issued by a state agency and an auction rate preferred stock of a closed end mutual fund. The closed end mutual fund primarily invests in common stocks, including dividend paying common stocks such as those issued by utilities, real estate investment trusts and regulated investment companies under the Internal Revenue Code. The fund also invests in fixed income securities such as U.S. government securities, preferred stocks and bonds.
     Due to adverse developments in the global credit and capital markets during 2008, certain auctions have failed as a result of liquidity issues and there is little to no current market activity for these instruments. As a result Level 1 and Level 2 pricing inputs are unavailable to support the fair value of these securities. Therefore, we reclassified these securities from Level 2 to Level 3 in the third quarter of 2008. In the fourth quarter of 2008, with the help of a third party valuation specialist, management determined that the fair value of these auction rate securities is impaired on an other-than-temporary basis. This judgment was determined based on a qualitative and quantitative analysis of each security. This included a review of each security’s collateral, ratings and insurance in order to assess default risk, credit spread risk and downgrade risk. Additionally, a risk assessment was prepared for each security based on the details of each security, as well as the influence of various credit risks and overall credit environment. As a result of this analysis, we determined the fair value was below par, and recorded an expense to the results of operations to reflect the impairment in the amount of $213,090.
4. Marketable Securities
     The following is a summary of our long term marketable securities available for sale as of December 31, 2008 and 2007:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2008:
Long-term marketable securities:
Taxable Auction Securities	$1,586,910	—	—	$1,586,910

Total long term marketable securities	$1,586,910	$—	$—	$1,586,910

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2007:
Short-term marketable securities:
Certificates of Deposit	$9,181,337	$9,444	$(981)	$9,189,800
Commercial Paper	994,532	—	(182)	994,350
Taxable Auction Securities	10,135,000	—	—	10,135,000
Tax Free Auction Securities	999,687	313	—	1,000,000

Total short term marketable securities	$21,310,556	$9,757	$(1,163)	$21,319,150

     At December 31, 2008 our auction rate securities are classified as long-term due to the fact that the auctions on these securities have failed as a result of liquidity issues and there is no current market activity for these instruments. Additionally, we determined the fair value of these securities was below carrying value, and recorded a charge to the results of operations to reflect the impairment in the amount of $213,090.
     We had no unrealized gains or losses on our marketable securities as of December 31, 2008. In accordance with FASB Staff Position FAS115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2007:
Certificates of Deposit	$2,300,435	$(981)	$—	$—	$2,300,435	$(981)
Commercial Paper	994,350	(182)	—	—	994,350	(182)

Total	$3,294,785	$(1,163)	$—	$—	$3,294,785	$(1,163)

5. Fixed Assets
     Fixed assets consist of the following:

	December 31,
	2008	2007
Leaseholds	$517,229	$4,824
Furniture and fixtures	242,687	132,337
Laboratory equipment	114,593	114,593
Computer equipment	264,674	247,505
Computer software	296,855	43,479
Construction in progress	322,191	272,836

	1,758,229	815,574
Less, accumulated depreciation	(562,559)	(270,379)

	$1,195,670	$545,195

     Depreciation expense was $293,509, $97,650 and $61,008 for 2008, 2007 and 2006, respectively.
6. Intangible Assets
     In December 2007 we paid $1.8 million to Shimoda Biotech (“Shimoda”) for the achievement of a milestone related to the successful commercialization of Dyloject in the U.K. Additionally, we accrued an additional $2.0 million in 2007 for a separate milestone that had been achieved in 2007, but was not paid until the end of 2008 under the terms of our license agreement with Shimoda. The milestones have been recorded as intangible assets on our consolidated balance sheet as they relate to a commercialized product with future economic benefit, and are being amortized over the remaining economic useful life, the life of the patents (approximately six years).

	For the year ended December 31,
	2008	2007

Gross carrying value	$3,800,000	$3,800,000
Accumulated amortization	(319,752)	(4,423)

Net carrying value	$3,480,248	$3,795,577

     For the years ended December 31, 2008 and 2007, we have recorded amortization expense of $315,329 and $4,423 to sales and marketing expense in our consolidated statement of operations related to our intangible asset.

     Estimated full year amortization expense relating to intangible assets for each of the next five years is as follows:

Estimated amortization expense

2009	$588,211
2010	588,211
2011	588,211
2012	588,211
2013	588,211
     In the fourth quarter of 2008, after in-depth analysis and improved insight related to our proprietary patents, we determined that the best estimate of economic benefit related to our European patent extended until 2014, not 2024 as previously thought. Therefore, we changed our accounting estimate, which results in increased amortization expense over the next five years greater than originally estimated.
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

	December 31,
	2008	2007
Accounts payable	$1,731,966	$1,431,787
Accrued professional fees	328,524	195,077
Accrued research and development	4,544,055	2,153,864
Accrued compensation and benefits	906,208	1,458,598
Accrued sales and marketing consulting costs	251,187	658,804
Accrued milestone payment	—	2,000,000
Accrued other expenses	357,066	258,658

	$8,119,006	$8,156,788

8. Stockholders’ Equity
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
     In September 2000, we sold 160.565 units (“Units” or “Series A Financing”) to investors at a per Unit price of $100,000. Each Unit consisted of 25,000 shares of Series A Redeemable Preferred Stock (“Series A Stock”)

(convertible into 25,872 shares of common stock) and 2,587 warrants (the “A Preferred Warrants”). Each A Preferred Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.87 per share. The A Preferred Warrants contain certain antidilution provisions, as defined. The fair value of the A Preferred Warrants at issuance was $960,361. On October 13, 2005, 388,885 A Preferred Warrants expired unexercised. At December 31, 2005, 26,518 of the A Preferred Warrants had been exercised (see Note 13).
     As partial consideration for the sale of the Units, we issued an option to purchase 15.83 units (the “Finders Units”) to members of the firm responsible for obtaining the Series A Financing. Each Finders Unit entitles the holder to purchase 25,000 shares of Series A Stock (convertible into 25,872 shares of common stock) and 2,587 Series A Preferred Warrants (the “Finders Warrants”) for $110,000 per Finders Unit. The fair value of the Series A Stock included in the Finders Units, which was accounted for as a cost of the Series A Financing, totaled $1,071,331. Each Finders Warrant entitles the holder to purchase one share of common stock at a per share price of $3.87. The Finders Warrants expired in September 2007. The fair value of the Finders Warrants at the date of issue was $107,825. All of the Finders Warrants had either been exercised or had expired by December 31, 2007.
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
     In December 2004 we closed the private placement of 6,139,913 shares of common stock for proceeds of approximately $16.2 million, net of offering expenses of $1.9 million. As partial consideration for services rendered, we issued to the placement agent fully vested warrants to purchase up to 920,987 shares of common stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.95 per share. The Placement Warrants expire in December 2009. The fair value of the Placement Warrants at issuance was approximately $1.8 million, as estimated by us, using the method described in Note 12.
     In March 2005, in consideration of a termination fee, we granted warrants to an entity to purchase up to 10,184 shares of common stock at an exercise price of $2.49 per share. The warrants expire in March 2010. The fair value of the warrants at the date of issuance was $18,840, as estimated by us using the method described in Note 12.
     Also in March 2005, as part of an engagement fee for investor and public relations services, we granted warrants to an entity to purchase up to 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in March 2010. The fair value of the warrants at the date of issuance was $44,000, as estimated by us using the method described in Note 12.
     In April 2005, in consideration for investor and public relations services, we granted warrants to an entity to purchase up to 20,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in April 2010. The fair value of the warrants at the date of issuance was $35,200, as estimated by us using the method described in Note 12.
     In September 2005, as partial consideration for investor and public relation services, we granted warrants to an entity to purchase up to 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in September 2010. The fair value of the warrants at the date of issuance was $54,250, as estimated by us using the method described in Note 12.
     In November 2005 we closed the private placement of 14,222,215 shares of common stock and 711,111 warrants (the “Investor Warrants”) for proceeds of approximately $29.8 million, net of offering expenses of $2.2 million. Each Investor Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 per share. The Investor Warrants expire in December 2010 and contain certain antidilution provisions and registration rights, as defined. The fair value of the Investor Warrants at issuance was $1,376,000, as estimated by us using the method described in Note 12. As partial consideration for services rendered, we issued to the placement agents fully vested warrants to purchase up to 853,333 shares of common stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.48 per share. The Placement Warrants expire in November 2010. The fair value of the Placement Warrants at issuance was approximately $1.6 million, as estimated by us, using the method described in Note 12.
Public offerings of common stock
     In May 2007, we sold 7,549,300 shares of common stock, which consisted of 7,100,000 shares in an underwritten public offering at a price to the public of $6.00 per share, and 449,300 shares purchased by our underwriters. Net proceeds from the sale of the common stock under the offering were approximately $41.8 million, net of approximately $2.9 million for underwriting fees and $0.6 million of additional offering costs. The common stock sold in the offering has been registered on a shelf registration statement on Form S-3 (No. 333-140481) that was filed with the Securities and Exchange Commission (the “SEC) on February 6, 2007 and was declared effective on February 12, 2007, and under which approximately $4.7 million remains available for future issuance.
     In May 2008, we sold 11,423,106 shares of our common stock to certain institutional and individual investors in a registered direct offering. The aggregate gross proceeds from the offering were approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, were approximately $25.8 million. The common stock sold in the offering has been registered on a universal shelf registration statement on Form S-3 (No. 333-149090) that was filed with SEC on February 6, 2008 and declared effective by the SEC on February 12, 2008, and under which approximately $32.5 million remains available for future issuance.
9. Notes Payable
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
     Both Notes were repaid in October 2000, following the issuance of Series A Stock (see Note 8).
     Bridge Notes. During 1999, we raised $1.04 million by issuing notes (the “Bridge Notes”) and warrants (the “Bridge Warrants”). The Bridge Notes accrued interest at 12% per annum for the first twelve months and at 15% per annum for up to an additional year. At December 31, 1999, accrued interest on the Bridge Notes was approximately $86,000. In November, 2000, after the issuance of Series A Stock, the principal plus accrued interest totaling approximately $1,238,000 was repaid.
     In connection with the Bridge Notes, Bridge Warrants to purchase up to 236,127 shares of common stock, with an exercise price of approximately $0.01 per share, were issued to the Bridge Noteholders. The Bridge Warrants contain anti-dilution provisions and were to expire in September 2005. The fair value of the Bridge Warrants at the date of issue was $101,564. Accordingly, the Bridge Notes were recorded at an original issue discount of $101,564, which was amortized to interest expense over the term of the Bridge Notes. At December 31, 1999, the Bridge Notes were recorded at $980,256. During the years ended December 31, 2001, 2003 and 2005, Bridge Warrants to purchase 15,893 shares, 2,270 shares and 217,964 shares of common stock, respectively, were exercised. At December 31, 2005, all Bridge Warrants had been exercised (see Note 13).

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
     Merger Note. In November 2002, we issued a $500,000 convertible note, due on November 24, 2004, to eXegenics, Inc., pursuant to an agreement for the termination of a proposed merger with eXegenics, Inc. (the “Merger Note”). The Merger Note was bearing interest at prime plus 1%, as defined, which interest was due and payable annually. The unpaid principal and accrued interest on the Merger Note was to automatically convert into shares of our equity securities in the event that we completed a private placement, as defined, before November 24, 2004, or in the event of a consolidation, merger, combination, or reorganization, as defined. In the event of a private placement, the Merger Note and accrued interest was to be converted into the same series of securities offered in the private placement, at the same per share price paid by investors. At December 31, 2002, accrued interest on the Merger Note totaled $2,625. In August 2003, following a private placement, the principal and accrued interest, totaling $519,795, was converted into 339,736 shares of Series C Redeemable Preferred Stock (see Note 8).
     Bridge Debenture. In November 2004, we raised $1.0 million by issuing a Senior Secured Debenture (the “Bridge Debentures”) and warrants (the “Warrants”). The Bridge Debentures accrued interest at 10% per annum for a maximum term of 12 months. Subject to certain terms and conditions we granted to investors in the Bridge Debenture a security interest in certain of our assets. At December 6, 2004, upon the sale of common stock (see Note 8), the principal plus accrued interest totaling $1,008,611 was repaid, and the security interest in our assets was released.
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
10. Commitments and Contingencies
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

Cambridge, MA

On May 1, 2005, we entered into a lease for office space in Cambridge, Massachusetts, which lease was amended effective June 1, 2006. Prior to the amendment, minimum rent for the lease was payable in equal monthly installments of $6,810 over the lease term. As a result of the amendment, we assumed additional office space in our Cambridge facility, the lease term was extended to May 31, 2012, and the minimum monthly rent for the lease was increased to $15,450 for the first twelve months, with rent escalations every 12 months thereafter. In August 2007, we further amended the lease for our Cambridge facility. As a result of the amendment, we assumed additional office space effective on each of September 1, 2007 and January 1, 2008. Minimum monthly rent for the additional space occupied in September 2007 was $31,493 through August 31, 2008, with rent escalations every 12 months thereafter. Minimum rent for the space occupied in January 2008 was $4,462 through August 31, 2008, with rent escalations every twelve months thereafter. The lease term for all our office space in Cambridge extends through May 31, 2012. At December 31, 2008, our security deposit related to the lease was $133,570.

Lake Success, NY

In August 2006, we entered into a new lease for office space in Lake Success, New York with a three-year extendable term, which commenced on October 1, 2006. Minimum rent for the lease was initially $57,477 per annum, with an annual 3.5% rent escalation. In addition, upon execution of the lease, we paid a security deposit of $9,580. We do not intend to renew the Lake Success, NY lease upon its expiration in October 2009.

U.K. and Germany

We lease small office spaces in the U.K. and Germany, each of which has terms of one year or less. At December 31, 2008, our security deposits related to the leases totaled approximately $11,800. The U.K. office lease was assumed by Therabel under the terms of the Dyloject EU commercialization transaction with Javelin. We plan to close Germany office at the conclusion of the current lease obligation in March 2009.

For the years ended December 31, 2008, 2007 and 2006, we recognized rent expense of $759,429, $497,055 and $326,301, respectively, for all of our leases. A deferred lease liability of $513,519, $484,141 and $57,869 at December 31, 2008, 2007 and 2006, respectively, was recorded for rent expense in excess of amounts paid.

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

As of
December 31, 2008
2009	$749,894
2010	779,882
2011	798,209
2012	334,419

$2,662,404

b.	Legal Proceedings

From time to time, we are involved in disputes or legal proceedings arising in the ordinary course of business. However, we do not believe that any such disputes or pending litigation would have a material adverse effect on our financial position, results of operations or cash flows.
c.	Research Collaboration, Licensing and Consulting Agreements
(i)	Stuart Weg, M.D. In September 2000, we assumed a license agreement, dated February 25, 1998, between the Predecessor Company and Stuart Weg, M.D. The license granted us exclusive worldwide rights, including the right to grant sublicenses, for the intellectual property surrounding transnasal ketamine. In connection therewith, we made an upfront payment to Dr. Weg, Herbert Brotspies, and Calgar & Associates (collectively the “Founders”) and issued the Founders shares of common stock, of which a portion is held in escrow and will be released to the Founders, if at all, upon the successful completion of the Phase 3 trial. The release of the shares from escrow is not contingent on the Founders’ performance. We also reimbursed the Founders for patent and other costs. We will pay semi-annual royalty payments to the Founders based on a percentage of net sales of transnasal ketamine by us or our sublicensees. In addition, we shall pay the Founders a defined percentage of all sublicensing fees or other lump sum payments. Under the terms of the license agreement, we are also obligated to make aggregate future payments upon the earlier of certain defined dates or satisfaction of certain clinical and regulatory milestones, which include the filing of a New Drug Application (“NDA”) with the Food & Drug Administration (“FDA”), the approval of an NDA by the FDA and the first commercial sale of a licensed product. A defined percentage of such milestone payments shall be creditable against royalties earned; provided, however, that in no event shall royalties earned be reduced by more than a certain percentage in any applicable semi-annual period. We may satisfy a portion of the milestone payments through the issuance of shares of our common stock provided that we are publicly traded at the time such milestone payment accrues. In April 2003 the license agreement was amended to allow for the August 2003 milestone to be paid in cash and Series C Stock. The Founders agreed to accept 65,360 shares of Series C Stock, valued at $0.1 million plus $0.15 million in cash as payment in full for the milestone. In November 2004, the license agreement was amended to defer payment of a $500,000 milestone from August 25, 2004, to a date on or before December 31, 2004. We were required to pay interest, at a rate of 4.75% per annum, on the amount of the milestone payment for the period from August 25, 2004 to the amended payment date. On December 21, 2004 we paid the milestone payment plus accrued interest totaling $507,964. On December 31, 2004 we accrued the final milestone payment of $500,000 and on April 7, 2005, we entered into an agreement and issued 169,735 shares of common stock as settlement of this final milestone payment, under the license agreement. The fair value of the shares issued was $500,000, as determined by the equity price of $2.95 on the date of grant.
(ii)	In connection with the license agreement described above, in February 1998 the Predecessor Company entered into a three year Consulting Agreement, renewable upon mutual consent, with each of Dr. Weg and Dr. Gary, pursuant to which both Dr. Weg and Dr. Gary were to provide us with such consulting services as we may reasonably request. In consideration for such services, we agreed to pay to each of Dr. Weg and Dr. Gary a consulting fee equal to $75,000 per year, payable in equal monthly installments. These agreements expired March 2001 and were not renewed.
(iii)	West Pharmaceutical Services, Inc. On August 25, 2000, we entered into a license agreement with West Pharmaceutical Services, Inc. (“West”) for rights to develop and commercialize intranasal morphine, fentanyl and other products. Under the terms of the agreement, we were granted an exclusive, worldwide, royalty bearing license, including the right to grant sublicenses, for the rights to the intellectual property covering these products. The license agreement will expire with the last to expire of the licensed patents in 2016. In consideration of the license, we paid and expensed on September 22, 2000 an up front fee. In addition, we are obligated to make royalty payments to West based upon net sales of products by us or our sublicensees, if any, as defined. We are also obligated to pay West a minimum annual royalty for each licensed product that receives approval by a regulatory agency to be marketed in any major market country, as defined, and to pay West a defined amount of any up-front license fees in the event that we sublicense any rights to any third party. In addition, under a Development Milestone and Option Agreement entered into in connection with the license agreement, we are obligated to make aggregate future payments totaling $5.0 million upon reaching certain defined development milestones, including the filing of an NDA with the FDA and the approval of an NDA by the FDA of a licensed product. Milestone payments can be paid in cash or equity upon the satisfaction of certain clinical and regulatory milestones and provided that we are publicly traded at the time such milestone payment accrues. Our ability to pay the upfront payment for the license agreement and the M-6-G fee (see below) was guaranteed by an affiliate of ours. The guarantee expired upon the payments by us of amounts owed to West. In addition, we granted West the right of first refusal to enter into a clinical manufacturing agreement for nasal morphine (see (iv) (a) below).
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

(d)	On November 17, 2000, we entered into a clinical manufacturing agreement with West to manufacture, package, purchase and sell to us nasal ketamine clinical product according to agreed upon clinical product specifications and price schedule. The agreement expired in November 2001.
(v)	On February 8, 2005, we consented to the assignment of the license agreements with West to Archimedes Pharma Limited (“Archimedes”) in connection with the sale of West’s Drug Delivery business to Archimedes. Under the terms of the assignment, Archimedes assumed all of West’s obligations and liabilities under the assigned agreements that by their respective terms are required to be paid, performed or discharged.
(vi)	Shimoda Biotech (Proprietary) Ltd. On December 14, 2001 (the “Effective Date”), we entered into an agreement (the “Shimoda Agreement”) with Shimoda Biotech (Proprietary) Ltd. and certain affiliated entities (collectively, “Shimoda”), for an exclusive worldwide license to commercialize formulations of pharmaceutical products containing diclofenac. We would pay: (i) a license fee to Shimoda and reimbursement for expenses, if certain defined events occur; (ii) two percent of the net proceeds, as defined, of our initial public offering (“IPO”) to Shimoda, but not less than $1 million or in excess of $2 million; (iii) aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones which includes submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product; and (iv) royalty payments to Shimoda based upon the sales of products by us or our sublicensees, if any, as defined. Upon achievement of a milestone, Shimoda has the option to receive payment in cash or shares of common stock. In the event Shimoda elects to receive common stock, the number of shares to be issued is based on a formula whereby the defined milestone payment is divided by the per share price of our common stock in an IPO as defined. Should common stock be issued in satisfaction of milestones, we will record a non-cash capital asset based on the fair value of the consideration paid at the date the milestone is achieved. Such a transaction could be material and could result in a material dilution to per share amounts. The Shimoda Agreement may be terminated (i) by either party due to breach by the other party that is not cured within 60 days of written notice; (ii) by Shimoda in the event of default by us for non-payment of amounts due that is not cured with 60 days of written notice; or (iii) by us at any time by giving 90 days written notice to Shimoda.

(vii)	In December 2005, we amended the Shimoda Agreement. Under the terms of the amendment, the total aggregate future milestone payments of $6.0 million payable upon the satisfaction of certain clinical and regulatory milestones remains unchanged although as amended include allowance of an MAA by the MHRA, submission of an NDA with the FDA, approval of an NDA by the FDA and one year following the date of first sale of a licensed product.

(viii)	In May 2006, we further amended the Shimoda Agreement. Under the previous agreement, we were required to launch a commercial product by December 14, 2007 or risk termination of the license at Shimoda’s option. Under the terms of the amendment, we were no longer required to launch a commercial product by December 14, 2007.

Rather, we will be considered to be compliant with the Shimoda Agreement if we diligently continue to pursue regulatory approval as of that date.

(ix)	Precision Pharma Services, Inc. In February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc. (“Precision”). The initial term of the Supply Agreement was two years. Under the Supply Agreement, Precision agreed to manufacture our requirements for the supply of Dyloject, in accordance with U.S. and E.U. good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. In December 2008, both parties mutually agreed not to extend the Supply Agreement. With the decision not to extend the Supply Agreement, both parties agreed that no further obligations will be required on our behalf.

(x)	Baxter Healthcare Corporation. In May 2007, we entered into a Development and Toll Manufacturing Agreement (the “U.S. Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”). The agreement is for U.S. drug supply and has a three year term, renewable thereafter in one-year increments. Under the U.S. Manufacturing Agreement, we committed to purchase at least $13,230,000 worth of Dyloject product manufactured to our specifications, commencing upon regulatory approval from the FDA. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, the lack of FDA approval for Dyloject by a specified date.

(y)	In July 2008, we entered into a Development and Toll Manufacturing Agreement (the “EU Manufacturing Agreement”) with Baxter for drug supply in the European Union. Under the EU Manufacturing Agreement, we committed to purchase approximately $3.65 million worth of Dyloject product manufactured to our specifications. The EU Manufacturing Agreement commenced on July 30, 2008 and runs until the third anniversary of the receipt of a first regulatory approval necessary for the manufacture, in Baxter’s facility, of Dyloject for selected European countries. Such approval was received in the first quarter of 2009. Thereafter, the EU Manufacturing Agreement is renewable in one-year increments. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, insolvency or the lack of Medicines and Healthcare Products Regulatory Agency or European Medicines Agency approval for Dyloject by a specified date, subject to certain cure provisions and restrictions. In February 2009, in conjunction with the Therabel transaction detailed below, we assigned this agreement to Therabel, thereby relieving us of any purchase commitments under the EU Manufacturing Agreement so long as the Therabel collaboration is in force during the three year period of the EU Manufacturing Agreement.

(z)	Therabel Pharma N.V. On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”), under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million from Therabel and will receive, in 2009, up to approximately an additional $5.0 million in payments for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement also provides for up to $59.5 million in potential future sales and regulatory milestones. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.
11. Net Loss per Share
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

	2008	2007	2006

Numerator:
Net loss, basic and diluted	$(43,463,076)	$(31,031,374)	$(17,798,236)
Denominator:
Weighted average common shares	56,184,146	45,462,653	40,179,543

Net loss per share, basic and diluted	$(0.77)	$(0.68)	$(0.44)

     Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	For the Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price
Options	8,238,218	$3.40	7,586,030	$3.41	6,120,904	$2.99
Warrants	2,380,649	2.63	2,526,363	2.63	2,830,051	2.62

Total	10,618,867		10,112,393		8,950,955

12. Share-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) — “Share-Based Payment,” or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. We selected the modified prospective adoption method as prescribed in SFAS 123(R) and therefore, we have not restated our financial statements for prior periods. Under the modified prospective application, SFAS 123(R) was applied to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006.
     Prior to January 1, 2006, our stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 — “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Generally, no compensation expense was recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. We had recognized compensation expense in situations where the terms of an option grant were not fixed or where the fair value of our common stock on the grant date was greater than the amount an employee must pay to acquire the stock.
     We recorded share-based compensation for 2008, 2007 and 2006 as follows:

	2008	2007	2006
Research and development	$946,597	$1,147,138	$924,218
Selling, general and administrative	2,388,081	2,312,912	1,898,721

Total impact on results of operations	$3,334,678	$3,460,050	$2,822,939

Per share impact on results of operations	$0.06	$0.08	$0.07

     Included in 2008 share based compensation are expenses of $24,878 related to our employee stock purchase plan, which we implemented in May 2008. We have not capitalized any compensation cost for any of the years presented. In 2006 we recorded stock-based compensation charges of $479,442, related to the modification of stock option grants to two former employees and two former Board members. There were no modification expenses in 2008 and 2007. At January 1, 2006, there was no cumulative pre-tax adjustment resulting from the compensation cost recorded prior to the adoption of SFAS123(R) under APB 25.
     The fair value of the stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

	2008	2007	2006
Expected volatility	77%	80%	80%
Expected life	5.0 years	5.0 years	5.0 years
Dividend yield	0%	0%	0%
Risk free interest rate	2.5% - 3.1%	3.3% - 5.1%	4.5% - 5.2%
Weighted average per share grant date fair value	$1.91	$3.51	$2.50
     Expected volatility is based upon historical volatility for our common stock and other factors. The expected term of stock options granted is derived from using the assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the fact that we have not historically granted dividends, and do not expect to in the future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 — “Accounting for Stock-based Compensation.”
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
     Upon closing of the Migratory Merger, the Javelin 2005 Omnibus Plan (the “2005 Plan”) became effective and the outstanding options under the 2004 Plan were exchanged for similar options under the 2005 Plan. The terms of the 2005 Plan are substantially the same as the 2004 Plan. On July 20, 2006, our shareholders approved an amendment to the 2005 Plan to increase the number of shares of common stock underlying the awards thereunder to 7,500,000 shares. On June 26, 2007, shareholders voted to increase the number of shares available under the 2005 Plan from 7,500,000 shares of common stock to 9,000,000 shares of common stock. On June 24, 2008, shareholders voted to increase the number of shares available under the 2005 Plan from 9,000,000 to 10,000,000 shares of common stock.
     As of December 31, 2008, under the 2005 Plan, options for the purchase of an aggregate of 7,110,950 shares of common stock are outstanding. The number of options remaining to be granted totals 2,142,389. In 2008, we granted a total of 2,164,632 stock options with exercise prices ranging from $1.58 to $4.11 per share, with a weighted average exercise price of $3.00, which primarily vest over three years. This includes an annual award to employees of approximately 762,000 in January 2008 at a grant price of $3.53, an award of 850,000 stock options to our new Chief Executive Officer in March 2008 at a grant price of $2.86, and 100,000 performance based awards granted in May 2008 to a member of senior management. The deemed per share weighted average fair value of our stock options granted in 2008 was $1.91, based upon the quoted market closing price on the date of the grant using the Black-Scholes method. During 2008, 692,957 options were either forfeited due to terminations of employment or expired unexercised. There were 206,522 and 540,139 stock options exercised under the 2005 plan during 2008 and 2007, respectively, for which we received proceeds of $507,361 and $1,100,380, respectively. No options were exercised in 2006 and no cash was used to settle equity instruments granted under our equity incentive plans.
     The following table summarizes stock option information for options granted under the 2005 Plan as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.50 - $1.90	689,136	6.1 years	$1.55	508,286	$1.54
$1.96 - $1.97	1,244,449	5.4 years	$1.96	1,244,449	$1.96
$2.49 - $2.86	1,386,000	8.1 years	$2.80	435,000	$2.73
$2.88 - $3.45	814,992	8.0 years	$3.19	463,333	$3.28
$3.50 - $3.87	1,138,530	8.2 years	$3.61	340,921	$3.69
$4.05 - $4.98	1,227,850	7.4 years	$4.53	697,665	$4.40
$5.08 - $6.65	609,993	6.5 years	$5.63	354,662	$5.56

$1.50 - $6.65	7,110,950	7.2 years	$3.25	4,044,316	$3.02

     The weighted average remaining contractual terms of our options outstanding and exercisable are 7.2 years and 6.0 years, respectively.
     Transactions involving options granted under the 2005 Plan during the years ended December 31, 2006, 2007 and 2008 are summarized as follows:

		Weighted-		Weighted-
	Number of	Average	Number	Average
	shares	Exercise Price	Exercisable	Exercise Price
Balance outstanding, December 31, 2005	3,711,555	$2.49	2,009,974	$2.56
Granted	1,935,182	$3.72	—	—
Exercised	—	—	—	—
Forfeited or expired	(272,260)	$3.77	—	—

Balance outstanding, December 31, 2006	5,374,477	$2.88	2,915,632	$2.54
Granted	1,421,352	$5.23	—	—
Exercised	(540,139)	$2.23	—	—
Forfeited or expired	(409,893)	$4.80	—	—

Balance outstanding, December 31, 2007	5,845,797	$3.38	3,447,820	$2.65
Granted	2,164,632	$3.00	—	—
Exercised	(206,522)	$2.46	—	—
Forfeited or expired	(692,957)	$3.84	—	—

Balance outstanding, December 31, 2008	7,110,950	$3.25	4,044,316	$3.02

     The deemed per share weighted average fair value of our stock options at the time of the stock option grant for the years ended December 31, 2008, 2007 and 2006 was $1.91, $3.51, and $2.50, respectively, based upon the quoted market closing price on the date of the grant using the Black-Scholes method. Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. At December 31, 2008, all of our outstanding options were greater than the quoted price of our stock as of December 31, 2008; therefore, there was no intrinsic value for options outstanding and exercisable at December 31, 2008. As of December 31, 2008, the total compensation cost related to unvested option awards not yet recognized amounted to approximately $4.0 million, which will be recognized over a weighted average number of 1.5 years.
     Included in the balance outstanding at December 31, 2005 were the following options granted to members of the Board: (i) 362,194 options on February 25, 2002, with an exercise price of $5.36, approximately two-thirds of which were vested immediately with the remainder vesting through February 2003 and (ii) 50,921 options with an exercise price of $5.40 on April 1, 2002, one-quarter vesting immediately and the remainder vesting over three years. On the dates of grant, the fair value of our common stock was deemed to be $8.84 per share. Thus, in accordance with APB No. 25, we recorded unearned compensation of $1,431,498, which was equal to the total intrinsic value of those options on the respective dates of grant. We amortized unearned compensation as compensation expense, respectively, over the respective vesting periods of the options. For the years ended December 31, 2004 and 2005, we recognized $43,125 and $10,782 of compensation expense respectively for those options.
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
     During 2004, we granted a total of 1,094,793 stock options with an exercise price of $1.96 per share to four employees and a Board member. The options had an exercise price of $1.96 per share, and vest over three years. The deemed per share fair value of the common stock at the time of the stock option grant was $2.95, based upon the sale of common stock to investors in December 2004 (see Note 8). Accordingly, unearned compensation of $1,094,793, representing the intrinsic value of the options granted during 2004, was recorded. Such amount was amortized to compensation expense ratably over the respective vesting periods of the options. The total amortized compensation expense associated with the options granted in 2004 totaled $155,227 for the year ended December 31, 2004 and $334,890 for the year ended December 31, 2005.
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
     Non-Plan options
     In addition to the 2005 Plan options, as of December 31, 2008, we had outstanding 1,106,444 options which were granted to our Founders outside of the Javelin 2005 Plan, prior to the adoption of the IDDS Plan.
     The following table summarizes non-plan stock option information as of December 31, 2008:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life	Exercise Prices	Exercisable	Exercise Price
$3.87	1,106,444	1.9 years	$3.87	1,106,444	$3.87
     Transactions involving non-plan stock options during the years ended December 31, 2006, 2007 and 2008 are summarized as follows:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of Shares	Exercise Price	Exercisable	Exercise Price

Balance outstanding, December 31, 2006	1,184,058	$3.87	1,184,058	$3.87
2007: Exercised	(77,614)	$3.87		$3.87

Balance outstanding, December 31, 2007 and 2008	1,106,444	$3.87	1,106,444	$3.87

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

     Employee Stock Purchase Plan
     On June 26, 2007, shareholders approved our 2007 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares at a discount through payroll deductions, subject to certain eligibility requirements. The number of shares of common stock that may be sold pursuant to the ESPP shall not exceed, in the aggregate, 100,000 shares. The ESPP has a series of offering periods of six (6) months’ duration. The first offering period commenced on June 1, 2008 and continued until November 30, 2008. The second offering period began on December 1, 2008 and will continue through May 31, 2009. The ESPP is classified under SFAS 123(R) as a “compensatory” plan because participants have the right to purchase common stock at less than 95% of the fair market value on the grant date and because the ESPP allows for a “look-back” to allow participants to purchase stock-based upon the fair market value on the grant date as opposed to the purchase date. Under SFAS 123(R), we recorded compensation charge of $24,878 in 2008, which was calculated based on the fair values of the rights to purchase common stock under the ESPP at the start of each offering period, including the employee discount. There are 71,115 shares available for issuance under the plan as of December 31, 2008.
13. Warrants and Units
     The following table summarizes warrant and unit activity for the period from February 23, 1998 (inception) to December 31, 2008:

	Placement	Debenture	Bridge	Investor	Consultants	Finders’
	Warrants	Warrants	Warrants	Warrants	Warrants	Units (1)
Issuance of Bridge Warrants (see Note 9)			236,127
Issuance of Consultants Warrants (see Note 9)					204,336

Balance outstanding, December 31, 1999	—	—	236,127	—	204,336	—
Issuance of Preferred A Warrants (see Note 8)				415,403
Exercise of Consultants Warrants					(204,336)
Issuance of Finders Units (see Note 8)						15.83
Issuance of Consultants Warrants (see Note 8)					15,523

Balance outstanding, December 31, 2000	—	—	236,127	415,403	15,523	15.83
Exercise of Bridge Warrant			(15,893)
Exercise of Consultants Warrants					(15,523)

Balance outstanding, December 31, 2001 and 2002	—	—	220,234	415,403	—	15.83
Exercise of Bridge Warrants (see Note 9)	—	—	(2,270)

Balance outstanding, December 31, 2003	—	—	217,964	415,403	—	15.83
Issuance of Debenture Warrants (see Note 9)		226,314
Issuance of Placement Warrants (see Note 8)	920,987

Balance outstanding, December 31, 2004	920,987	226,314	217,964	415,403	—	15.83
Exercise of Bridge and Investor Warrants			(217,964)	(26,518)
Expiry of Preferred A Warrant (see Note 8)				(388,885)
Issuance of Consultants Warrants (see Note 8)					80,184
Issuance of 2005 Investor Warrants (see Note 8)				711,111
Issuance of 2005 Placement Warrants (see Note 8)	853,333

Balance outstanding, December 31, 2005	1,774,320	226,314	—	711,111	80,184	15.83
Exercise of 2005 Investor Warrants				(4,444)

Balance outstanding, December 31, 2006	1,774,320	226,314	—	706,667	80,184	15.83
Exercise of 2005 Debenture Warrants (see Note 9)		(113,157)
Exercise of 2005 Investor Warrants (see Note 8)				(235,555)
Exercise of 2005 Consultants Warrants (see Note 8)					(58,124)
Exercise of Finders’ Units (see Note 8)						(15.73)
Expiry of Finders’ Units (see Note 8)						(0.10)

Balance outstanding, December 31, 2007 and 2008	1,774,320	113,157	—	471,112	22,060	—

(1)	Each Finders’ Unit entitles the holder to purchase 28,459 shares of common stock. Total issuance entitles holders to purchase 450,506 shares common stock.
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
     See Note 12 for the description of the method and assumptions used to determine the fair value of the warrants issued.
14. Related Party Transactions
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
15. Income Taxes
     The net provision for federal, state or foreign income taxes for the years ended December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Current
Federal	$(15,860)	$—
State	—	—
Foreign	32,311	—

Total Current	$16,451	$—

Deferred
Federal	$—	$—
State	—	—
Foreign	—	—

Total Deferred	$—	$—

     The tax effect of temporary differences and net operating losses as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets and valuation allowance
Net operating loss carry forwards — Domestic	$42,475,000	$29,789,000
Net operating loss carry forwards — Foreign	—	708,000
Other deferred tax assets	5,476,000	4,900,000
Research and development tax credit carryforwards	3,938,000	3,064,000
Valuation allowance	(51,889,000)	(38,461,000)

	—	—

     As of December 31, 2008, we had approximately $111.3 million of domestic net operating loss carryforwards which expire on various dates through 2028. These loss carryforwards are available to reduce future federal and state taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing state authorities.
     We have additional net operating loss carryforwards of approximately $1.3 million resulting from excess tax deductions from stock options exercised since 2006. Pursuant to SFAS No. 123R, the deferred tax asset relating to excess tax benefit from these exercises was not recognized for financial statement purposes.

           Our effective tax rates for 2008, 2007 and 2006 are calculated as follows:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Pre tax income (loss)	$(43,465,722)		$(30,981,496)		$(17,798,236)

Federal tax provision (benefit) at statutory rate	(14,778,345)	34%	(10,533,709)	34%	(6,051,400)	34%
State income tax benefit net of federal tax benefit	(2,186,911)	5%	(2,168,829)	7%	(1,834,003)	10%
Permanent differences	555,924	-1%	999,299	-3%	382,663	-2%
R & D credit	(1,312,466)	3%	(1,353,485)	4%	(1,108,705)	6%
Change in valuation allowance	13,427,685	-31%	10,222,000	-33%	9,688,000	-54%
Change in rate	2,680,413	-6%	1,468,932	-5%	—	0%
Other	1,630,151	-4%	1,365,792	-4%	(1,076,555)	6%

Total income tax provision / (benefit)	$16,451	0%	$—	0%	$—	0%

     We adopted Financial Interpretation Number 48, “Accounting for Uncertain Tax Positions” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,” Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We did not establish any additional reserves for uncertain tax liabilities upon adoption of FIN 48. A summary of our adjustments to our uncertain tax positions are as follows:

	2008	2007
Balance at beginning of year	$—	$—
Increase/Decrease for tax positions related to the current year	—	—
Increase/Decrease for tax positions related to prior years	—	—
Decreases for settlements with applicable taxing authorities	—	—
Decreases for lapses of statute of limitations	—	—

Balance at end of year	$—	$—

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
     We are currently open to audit under the statute of limitations by the Internal Revenue Service, state, and foreign jurisdictions for various years from our inception through 2008.

16. Other Income and Expense
     For the years ended December 31, 2008, 2007 and 2006, other income, net amounted to approximately $0.6 million, $1.9 million and $1.9 million, respectively, and was broken out as follows:

	For the year ended December 31,
	2008	2007	2006

Interest income	$921,238	$1,896,601	$1,282,604
Interest expense	—	(699)	(47)
Impairment of auction rate securities	(213,090)	—	—
Realized gain on sale of marketable securities	34,773	—	—
Realized loss on foreign exchange transactions, net	(97,924)	—	—
Litigation settlement	—	—	600,000
Other	—	—	758

Total other income, net	$644,997	$1,895,902	$1,883,315

17. Javelin Pharmaceuticals, Inc. 401(k) Plan
     Effective January 1, 2007, we provided a 401(k) Plan available to all of our U.S. employees. Participants may make voluntary contributions. We currently do not make matching contributions, but may consider doing so at some point in the future, according to the 401(k) Plan’s matching formula.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
     The following tables set forth unaudited quarterly operating results for fiscal years 2008 and 2007 in dollars. The information in these tables has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, all adjustments that management considers necessary for the fair presentation thereof. These unaudited results should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. The sum of the quarterly loss per share may not total annual amounts reported in the consolidated financial statements as a result of any quarterly changes in the amount of weighted average common shares used in the calculation of basic and diluted loss per share.
2008 Quarterly results of operations

	Unaudited Quarter ended
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data)	2008	2008	2008	2008

Revenue
Product revenue	$66	$180	$366	$490

Total revenue	66	180	366	490
Costs and expenses
Cost of product revenue	50	129	272	398
Research and development	5,665	4,490	6,888	9,787
Selling, general and administrative	4,476	4,760	4,164	3,819
Depreciation and amortization	41	80	86	87

Operating loss	(10,167)	(9,280)	(11,044)	(13,601)
Other income (expense)	394	220	197	(166)

Loss before income tax provision	(9,773)	(9,060)	(10,847)	(13,767)
Income tax provision	—	—	23	(7)

Net loss attributable to common stockholders	$(9,773)	$(9,060)	$(10,870)	$(13,760)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.16)	$(0.18)	$(0.23)

Weighted average shares	48,791	55,057	60,393	60,403

2007 Quarterly results of operations

	Unaudited Quarter ended
	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data)	2007	2007	2007	2007

Operating expenses
Research and development	$3,332	$4,639	$5,384	$5,664
Selling, general and administrative	2,774	3,023	3,487	4,527
Depreciation and amortization	20	24	25	29

Operating loss	(6,126)	(7,686)	(8,896)	(10,220)
Other income	223	452	675	547

Net loss attributable to common stockholders	$(5,903)	$(7,234)	$(8,221)	$(9,674)

Net loss per share attributable to Common stockholders
Basic and diluted	$(0.15)	$(0.16)	$(0.17)	$(0.20)

Weighted average shares	40,244	44,400	48,424	48,661

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
     Disclosure Controls and Procedures. As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
     Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2008.
     Attestation Report of the Registered Public Accounting Firm. McGladrey & Pullen, LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting.
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2008.
ITEM 9B. OTHER INFORMATION.
     We filed Forms 8-K for the fourth quarter of fiscal 2008 disclosing therein all information required to be disclosed in a Form 8-K during that fiscal quarter.

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 23, 2009.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 23, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 23, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 23, 2009.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders expected to be held on June 23, 2009.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)(2) Financial Statements and Financial Statement Schedule.
     The financial statements and schedule listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.
(a)(3) Exhibits.
     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2009.

JAVELIN PHARMACEUTICALS, INC.

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

Signature	Title	Date

/s/ Martin J. Driscoll Martin J. Driscoll	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/s/ Stephen J. Tulipano Stephen J. Tulipano	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009

/s/ Daniel B. Carr Daniel B. Carr	President, Chief Medical Officer, Vice Chairman of the Board and a Director	March 12, 2009

/s/ Douglas G. Watson Douglas G. Watson	Chairman of the Board and a Director	March 12, 2009

/s/ Fred H. Mermelstein Fred H. Mermelstein	Director	March 12, 2009

/s/ Jackie M. Clegg Jackie M. Clegg	Director	March 12, 2009

/s/ Neil W. Flanzraich Neil W. Flanzraich	Director	March 12, 2009

/s/ Georg Nebgen Georg Nebgen	Director	March 12, 2009

/s/ Peter D. Kiernan, III Peter D. Kiernan, III	Director	March 12, 2009

Exhibit Index

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated December 6, 2004 among Intrac, Inc. (“Intrac”), Intrac Merger Sub Inc. (“Intrac Sub”), and Innovative Drug Delivery Systems, Inc. (“IDDS”) (filed as Exhibit 2.1 to our Current Report on Form 8-K filed December 10, 2004 (the “December 2004 Form 8-K”), and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of July 27, 2005, between Intrac and the Company (filed as Appendix B to the Intrac Proxy Statement, dated August 1, 2005, and incorporated herein by reference).

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 9, 2005 (the “September 2005 Form 8-K”), and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed July 25, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed August 1, 2007, and incorporated herein by reference).

3.4	First Amendment to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference).

3.5	Certificate of Merger between the Company and Intrac Inc. (filed as Exhibit 3.3 to the September 2005 Form 8-K, and incorporated herein by reference).

4.1	2005 Omnibus Stock Incentive Plan (filed as Exhibit 4.1 to the 2005 Form 8-K, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated November 5, 2004, issued by IDDS (filed as Exhibit 4.3 to our Registration Statement on Form SB-2 (No. 333-122177) filed with the SEC on January 20, 2005 (the “2005 Form SB-2”), and incorporated herein by reference).

4.3	Placement Agent Warrant Agreement, dated December 6, 2004, issued by IDDS (filed as Exhibit 4.4 to the 2005 Form SB-2, and incorporated herein by reference).

4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to our Current Report on Form 8-K filed November 10, 2005 (the “November 2005 Form 8-K”), and incorporated herein by reference).

4.5	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the November 2005 Form 8-K, and incorporated herein by reference).

4.6	Common Stock Purchase Warrant, dated September 7, 2005, issued to Aurora Capital LLC (filed as Exhibit 4.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), and incorporated herein by reference).

4.7	Common Stock Purchase Warrant, dated September 7, 2005, issued to Two River Group Holding, LLC (filed as Exhibit 4.8 to the 2005 Form 10-K, and incorporated herein by reference).

4.8	2007 Employee Stock Purchase Plan (filed as Appendix A to the Proxy Statement on Schedule 14A filed on May 31, 2007, and incorporated herein by reference).

10.1.1	Form of Subscription Agreement for the December 2004 IDDS Placement (filed as Exhibit 10.2 to the December 10 Form 8-K, and incorporated herein by reference).

10.1.2	Form of Registration Rights Agreement dated as of December 6, 2004 between IDDS and each purchaser in the December 2004 IDDS Placement (filed as Exhibit 10.3 to the December 2004 Form 8-K, and incorporated herein by reference).

10.2	License Agreement effective as of December 14, 2001 among Farmarc N.A.N.V., Farmarc Netherlands B.V., Shimoda Biotech (Proprietary) Ltd. and IDDS (filed as Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-76190) filed by IDDS with the SEC (the “IDDS Form S-1”), and incorporated herein by reference).

Exhibit
No.	Description
10.3.1	License Agreement dated as of August 25, 2000 among West Pharmaceutical Services, Inc., West Pharmaceutical Services Drug Delivery & Clinical Research Centre Ltd. and IDDS (filed as Exhibit 10.4 to the IDDS Form S-1, and incorporated herein by reference).

10.3.2	Amendment, dated February 8, 2005, to West Pharmaceutical Services Agreement (filed as Exhibit 10.3.2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.4	License Agreement effective as of February 25, 1998 between Dr. Stuart Weg and IDDS (as successor in interest to Pain Management, Inc.) (filed as Exhibit 10.2 to the IDDS Form S-1, and incorporated herein by reference).

10.5.1	Employment Agreement, dated as of July 7, 2007, between the Company and Daniel B. Carr, M.D. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, and incorporated herein by reference).

10.5.2	Amendment to Employment Agreement between the Company and Daniel B. Carr, M.D. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2008, and incorporated herein by reference).

10.6.1	Securities Purchase Agreement dated as of November 4, 2004 among the Purchasers named therein and IDDS (filed as Exhibit 10.6.1 to the 2005 Form SB-2, and incorporated herein by reference).

10.6.2	Form of 10% Senior Secured Debenture, dated November 4, 2004, in the aggregate principal amount of $1,000,000 issued by IDDS (filed as Exhibit 10.6.2 to the 2005 Form SB-2, and incorporated herein by reference).

10.7.1	Securities Purchase Agreement, dated as of November 3, 2005 among the investors named therein and the Company (filed as Exhibit 10.1 to the November 2005 Form 8-K, and incorporated herein by reference).

10.7.2	Registration Rights Agreement, dated as of November 7, 2005, among the Holders named therein and the Company (filed as Exhibit 10.2 to the November 2005 Form 8-K, and incorporated herein by reference).

10.8	Employment Agreement, dated as of April 8, 2006, between the Company and Stephen J. Tulipano (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2006, and incorporated herein by reference).

10.9	Term Sheet for Employment of David B. Bernstein, dated as of March 2, 2006 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 26, 2006, and incorporated herein by reference).

10.10*	Development and Toll Manufacturing Agreement, dated as of April 25, 2007, between the Company and Baxter Healthcare Corporation (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, and incorporated herein by reference).

10.11	Employment Agreement, effective as of March 3, 2008, between the Company and Martin J. Driscoll (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2008, and incorporated herein by reference).

10.12*	Development and Toll Manufacturing Agreement, dated as of July 30, 2008, between the Company and Baxter Healthcare Corporation (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, and incorporated herein by reference).

16.1	Letter from Paritz & Company, P.A., dated December 13, 2004 (filed as Exhibit 16.1 to our Current Report on Form 8-K filed for an event of December 13, 2004, and incorporated herein by reference).

21+	List of Subsidiaries.

23.1+	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm.

23.2+	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24+	Power of Attorney (on signature page).

31.1+	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

Exhibit
No.	Description
32.1+	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

+	Filed herewith