Form 10-Q
period 2009-03-31
JAVELIN PHARMACEUTICALS, INC
filed 2009-05-07
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ___________.

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

          At May 1, 2009, 60,649,358 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$15,759,149	$20,057,937
Accounts receivable, product sales	191,446	470,288
Accounts receivable, product sales to partner	1,723,181	—
Inventory	767,921	1,847,904
Prepaid expenses and other current assets	1,215,813	511,820

Total current assets	19,657,510	22,887,949
Long term marketable securities available for sale	1,561,311	1,586,910
Fixed assets, at cost, net of accumulated depreciation	1,111,692	1,195,670
Intangible assets, net of accumulated amortization	3,333,195	3,480,248
Other assets	154,619	154,918

Total assets	25,818,327	29,305,695

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	11,928,420	8,119,006
Deferred revenue, current	1,204,301	—
Deferred lease liability	486,362	513,519

Total current liabilities	13,619,083	8,632,525
Deferred revenue, noncurrent	5,620,072	—

Total liabilities	19,239,155	8,632,525

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2009 and December 31, 2008, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2009 and December 31, 2008; 60,649,358 shares issued and outstanding at March 31, 2009 and December 31, 2008	60,649	60,649
Additional paid-in capital	175,240,135	174,534,897
Other comprehensive income (loss)	(27,010)	10,383
Deficit accumulated during the development stage	(168,694,602)	(153,932,759)

Total stockholders’ equity	6,579,172	20,673,170

Total liabilities and stockholders’ equity	$25,818,327	$29,305,695

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative from February 23, 1998 (inception) to March 31, 2009

	For the three months ended March 31,

	2009	2008

Revenues:
Partner revenue	$1,898,808	$—	$1,898,808
Product revenue	188,172	65,793	1,289,785
Government grants and contracts	—	—	5,804,824

Total revenues	2,086,980	65,793	8,993,417
Costs and expenses:
Costs of revenue	1,912,624	49,907	2,762,215
Research and development	11,846,071	5,665,450	114,913,255
Selling, general and administrative	3,046,303	4,476,271	63,807,186 (1)
Depreciation and amortization	83,872	40,753	653,644

Total costs and expenses	16,888,870	10,232,381	182,136,300

Operating loss	(14,801,890)	(10,166,588)	(173,142,883)

Other income (expense):
Interest income	29,534	357,020	5,070,132
Interest expense	—	—	(944,657)
Other income (expense)	10,513	36,603	339,257

Total other income	40,047	393,623	4,464,732

Loss before income tax provision	(14,761,843)	(9,772,965)	(168,678,151)
Income tax provision	—	—	16,451

Net loss	(14,761,843)	(9,772,965)	(168,694,602)

Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	(3,559,305)

Net loss attributable to common stockholders	$(14,761,843)	$(9,772,965)	$(172,253,907)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(0.20)

Weighted average shares	60,422,317	48,790,508

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2009
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
	Common Stock

	Shares	Amount

Balance at December 31, 2008	60,649,358	$60,649	$174,534,897	$10,383	$(153,932,759)	$20,673,170
Net loss for the period ending March 31, 2009					(14,761,843)	(14,761,843)
Cumulative translation adjustment				(11,794)		(11,794)
Change in unrealized loss on investments				(25,599)		(25,599)

Total comprehensive income (loss)						(14,799,236)
Share based compensation expense			705,238			705,238

Balance at March 31, 2009	60,649,358	$60,649	$175,240,135	$(27,010)	$(168,694,602)	$6,579,172

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009
(Unaudited)

			Cumulative from February 23, 1998 (Inception) to March 31, 2009
	For the Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
Net loss	$(14,761,843)	$(9,772,965)	$(168,694,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,872	40,753	653,644
Amortization of intangible asset	147,053	56,092	466,805
Stock based compensation expense	705,238	843,573	10,322,905
Impairment of long-term marketable securities	—	—	213,090
Realized gain on sale of marketable securities	—	(34,773)	(34,773)
Amortization of premium/discount on marketable securities	—	(6,323)	(44,862)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation	—	—	345,672
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,444,339)	(61,787)	(1,914,627)
(Increase) decrease in inventory	1,079,983	(550,870)	(767,921)
(Increase) in prepaid expenses, other current assets and other assets	(703,588)	(23,897)	(1,351,861)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	3,797,620	(433,690)	11,928,677
Increase in deferred revenue	6,824,373	—	6,824,373
Increase (decrease) in deferred lease liability	(27,157)	103,191	486,362
Increase in due to Licensor	—	—	500,000

Net cash used in operating activities	(4,298,788)	(9,840,696)	(117,246,885)

Cash flows from investing activities:
Purchases of short-term investments	—	(2,100,000)	(82,752,017)
Sales and redemptions of short-term investments	—	18,476,653	81,031,653
Capital expenditures	—	(446,391)	(1,764,115)
Acquisition of intangible assets	—	—	(3,800,000)

Net cash provided by (used in) investing activities	—	15,930,262	(7,284,479)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	—	752,213
Proceeds from shares issued under ESPP	—	—	19,887
Proceeds from exercise of options	—	222,360	1,908,119
Proceeds from sale of Common Stock	—	—	122,921,776
Proceeds from sale of Preferred Stock	—	—	25,451,201
Costs associated with sale of Common Stock	—	—	(9,344,579)
Costs associated with sale of Preferred Stock	—	—	(1,764,385)
Proceeds from notes payable	—	—	2,015,000
Proceeds from issuance of debenture	—	—	1,000,000
Repayment of debenture	—	—	(1,000,000)
Costs associated with notes payable	—	—	(153,719)
Repayment of notes payable	—	—	(1,515,000)

Net cash provided by financing activities	—	222,360	140,290,513

Net increase (decrease) in cash and cash equivalents	(4,298,788)	6,311,926	15,759,149
Cash and cash equivalents at beginning of period	20,057,937	15,931,243	—

Cash and cash equivalents at end of period	$15,759,149	$22,243,169	$15,759,149

Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633
Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of Common Stock	$—	$—	$500,000
Non-cash addition of intangible assets	$—	$—	$2,000,000
Options and warrants issued for services and financings	$—	$—	$1,222,574
Conversion of merger note and accrued interest to Series C stock	$—	$—	$519,795
Recapitalization in connection with merger with Intrac	$—	$—	$1,153

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

          Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries Javelin Pharmaceuticals UK Limited (through February 7, 2009), Javelin Pharmaceuticals GmbH, and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America, as our U.K. subsidiary was sold to Therabel Pharma N.V. (“Therabel”) during the first quarter of 2009, and we have limited activities in our Germany branch office. We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the pain management market. Our product and our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments.

          We have three late stage product candidates in clinical development in the U.S.: DylojectTM (diclofenac sodium injectable), EreskaTM (intranasal ketamine, formerly referred to as PMI-150) and RylomineTM (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the U.K. for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007 upon first inclusion in local hospital formularies. Product revenues related to Dyloject began in the first quarter of 2008.

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

Partner Transaction

          On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel, under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union and certain other countries outside of the U.S. In connection with this transaction, Therabel acquired our U.K. subsidiary. In February 2009, we received an upfront payment of $7.0 million. In April 2009, we received approximately $1.7 million for the sale of our existing inventory of Dyloject to Therabel. Further, we could receive up to approximately $3.3 million in payments for the sale of additional inventory. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

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

          The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q.

          The consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

          The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. We generated revenues from product sales in the United Kingdom starting in the first quarter of 2008 through February 7, 2009, at which point we licensed our product in the U.K. and EU to Therabel for $7.0 million, plus royalties on future sales and the potential for up to $59.5 million in potential future sales and regulatory milestone payments. The extent of the anticipated revenue from royalties from product sales is dependent upon many factors, including Therabel’s ability to successfully market the product, obtain market acceptance, and file additional marketing applications for Dyloject in the E.U. There can be no assurance that this will happen. Although we believe that our existing cash resources, in addition to those cash resources that we anticipate receiving pursuant to our agreement with Therabel discussed above, will be sufficient to support the current operating plan at least through December 31, 2009, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly. In addition, we have the ability to reduce discretionary spending to preserve cash. We may seek to raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Product Revenue

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

          Our product revenue consists of sales of Dyloject in the U.K., which began in the first quarter of 2008, through February 7, 2009, at which point the product was licensed to Therabel. We sold product directly to hospitals upon approval from their formulary process at a price which has been approved by the U.K.

National Health Services. Due to the nature of our pricing as approved by the U.K. National Health Services and the national healthcare process, as of March 31, 2009, our sales do not have any provisions for chargebacks, rebates, discounts or other adjustments to gross revenue recorded.

          Our return policy allowed for returns based on subjective criteria of the buyer for a limited period of time after the product is delivered. Because we started recording sales in the first quarter of 2008, we do not have a significant amount of history to draw upon in determining the level of returns that we might experience based on our return policy. As such, we believed it was appropriate not to record revenue on those shipments occurring in the reporting period that could be returned in the following reporting period, and recognized revenues on those shipments when the right of return restrictions lapse in the subsequent period.

Partner Revenue

          On January 15, 2009, we entered into a License and Commercialization Agreement (“Agreement”) with Therabel Pharma N.V. (“Therabel”) under which Therabel was granted an exclusive license under certain of our technology to assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S.

          In February 2009, we received an upfront payment of $7.0 million. In April 2009, we received approximately $1.7 million for the sale of our existing inventory of Dyloject to Therabel. Further, we could receive up to approximately $3.3 million in payments for the sale of additional inventory. The agreement also provides for the potential of up to $59.5 million in sales and regulatory milestone payments and royalties on sales of Dyloject. The Agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the Agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate the Agreement upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the Agreement following a specified period of prior written notice to us.

          Deferred Revenue

          In connection with our license agreement with Therabel, we received an upfront non-refundable payment of $7.0 million in February 2009. The $7.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over our estimated performance period under the agreement, which we expect to extend through November 2014. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met. All milestone payments will be recognized as deferred revenue upon the achievement of the associated milestone and amortized over the performance period.

          Product Sales to Partner

          The Agreement provides for the sale of our existing inventory to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory is sold to Therabel on a one-time, royalty-free basis. Through March 31, 2009, Therabel had taken delivery of approximately $1.7 million of inventory for which we recorded revenue. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor. As of March 31, 2009, the amount owed to us was approximately $1.7 million related to the sale of inventory, which is included in “Accounts receivable, product sales to partner” on our consolidated balance sheets. The full amount was subsequently received in April 2009.

Recent Accounting Pronouncements

          In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, or “FSP FAS 157-4”. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

          In April 2009, the FASB also issued FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or “FSP FAS 115-2, FAS 124-2, and EITF 99-20-2.” FSP FAS 115-2, FAS

124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

          In April 2009, the FASB also issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or “FSP FAS 107-1 and APB 28-1.” FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

          These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

3. Inventory

          Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. It is comprised entirely of Dyloject. The components of inventory are as follows:

	March 31, 2009	December 31, 2008

Work in process	$767,921	$463,473
Finished goods	—	1,384,431

Total	$767,921	$1,847,904

          As of February 7, 2009, we sold approximately $1.7 million of our Dyloject finished goods inventory to Therabel as part of our licensing transaction. We will continue to process our inventory as of March 31, 2009 through the supply chain until it is ready for sale, at which point we have agreed to sell it to Therabel at cost.

4. Intangible Assets

          As of March 31, 2009 and December 31, 2008, our intangible assets related to our Shimoda milestones were as follows:

	March 31, 2009	December 31, 2008

Cost	$3,800,000	$3,800,000
Accumulated amortization	(466,805)	(319,752)

Intangibles, net	$3,333,195	$3,480,248

          For the three months ended March 31, 2009 and 2008, our amortization expense of the intangible assets amounted to $147,053 and $56,092, respectively.

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

          As indicated in the table below, our marketable securities are the only asset or liabilities that are measured at fair value on a recurring basis as of March 31, 2009.

	As of March 31, 2009	Level 1	Level 2	Level 3

Assets:
Marketable securities	$1,561,311	—	—	$1,561,311

	$1,561,311	—	—	$1,561,311

          The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets that are measured at fair value on a recurring basis:

	Three Months Ended
	March 31, 2009	March 31, 2008

	Auction Rate Securities

Beginning balance	$1,586,910	$—
Net unrealized (loss)	(25,599)	—

Ending balance	$1,561,311	$—

          Our Level 3 financial assets consist of a student loan auction rate bond issued by a state agency and an auction rate preferred stock of a closed end mutual fund. The closed end mutual fund primarily invests in common stocks, including dividend paying common stocks such as those issued by utilities, real estate investment trusts and regulated investment companies under the Internal Revenue Code. The fund also invests in fixed income securities such as U.S. government securities, preferred stocks and bonds.

          Due to adverse developments in the global credit and capital markets beginning in 2008, certain auctions have failed as a result of liquidity issues and there is little to no current market activity for these instruments. As a result, Level 1 and Level 2 pricing inputs are unavailable to support the fair value of these securities and we have classified these securities as Level 3 as of March 31, 2009 and December 31, 2008. With the help of a third party valuation specialist, we monitor the fair value of these auction rate securities to determine if they could be impaired on an “other-than-temporary” basis. This judgment is based on a qualitative and quantitative analysis of each security. This includes a review of each security’s collateral, ratings and insurance in order to assess default risk, credit spread risk and downgrade risk. Additionally, a risk assessment is prepared for each security based on the details of each security, as well as the influence of various credit risks and overall credit environment. We last determined these securities were impaired on an “other-than-temporary” basis as of December 31, 2008. As a result of our analysis as of March 31, 2009, we determined the fair value was below carrying value for one security. Due to the relatively short nature that the security was valued below carrying value and the slight uptick in liquidity in the overall market, we determined that the security is not impaired on an “other-than-temporary” basis as of March 31, 2009, and recorded a net unrealized loss in stockholders’ equity for $25,599 as of March 31, 2009. We will continue to monitor the auction rate securities on a quarterly basis.

          We implemented SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis effective January 1, 2009. Implementation of this Standard for our non-financial assets and liabilities did not have an impact on our financial position or results of operations.

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

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated our tax positions related to our deferred tax assets and their valuation allowances as of March 31, 2009. As a result of our evaluation, we believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. As of the date of these condensed consolidated financial statements, all tax years for which we have a net operating loss are open to the possibility of examination by federal, state, or local taxing authorities. Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of March 31, 2009.

7. Stockholders’ Equity

Comprehensive Loss

          Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the three months ended March 31, 2009, our comprehensive loss was $14.8 million, which consisted primarily of our net loss, as well as a $25,599 change in unrealized loss on marketable securities and $11,794 cumulative translation adjustment impact in consolidation of our foreign subsidiaries. For the three months ended March 31, 2008, our comprehensive loss was $9.8 million, which consisted of our net loss and $8,594 change in unrealized gain on marketable securities.

8. Share Based Compensation

Stock Incentive Plan

          We recorded share-based compensation for the three months ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31,

	2009	2008

Research and development	$195,011	$263,469
Selling, general and administrative	510,227	580,104

Total impact on results of operations	705,238	843,573

Per share impact on results of operations	$0.01	$0.02

          Included in share based compensation for the three months ending March 31, 2009 are expenses of $5,269 related to our employee stock purchase plan, which we commenced in May 2008.

          The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended March 31,

	2009	2008

Expected volatility	96%	77%
Expected life	5.0 years	5.0 years
Dividend yield	0%	0%
Risk free interest rate	1.7%	2.8%
Weighted average per share grant date fair value	$ 0.80	$ 2.02

          Transactions involving options granted under the 2005 Plan during the three months ended March 31, 2009 are summarized as follows:

	Options Outstanding		Options Exercisable

	Number of Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance outstanding, January 1, 2009	7,110,950	$3.25	4,044,316	$3.02
Granted during the period	1,630,300	$1.10	—	—
Exercised during the period	—	$—	—	—
Forfeited during the period	(407,741)	$3.69	—	—
Expired during the period	(296,254)	$3.52	—	—

Balance outstanding, March 31, 2009	8,037,255	$2.78	4,707,296	$3.13

Stock options – time-based vesting

          In the three months ended March 31, 2009, we granted 1,106,300 stock options with time-based vesting having exercise prices ranging from $1.07 to $1.20 per share, with a weighted average exercise price of $1.07, which vest over three years. This includes an annual award to employees of approximately 1,062,000 in January 2009 at a weighted average grant price of $1.07. These awards were merit based awards granted to employees for 2008 services. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the three months ended March 31, 2009 was $0.78 for the time-based vesting options granted, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method.

Stock options – performance based vesting

In March 2009, we also granted to employees 524,000 performance based stock options at a grant price of $1.15. These options will vest annually over three years from the grant date, but will be forfeited if specified 2009 corporate goals are not achieved. These goals consist of the filing of an NDA for Dyloject and the completion of a North American partnership for either Dyloject or Ereska. The deemed per share weighted average fair value of our Common Stock at the time of the stock option grant for the three months ended March 31, 2009 was $0.84 for the performance-based vesting options granted, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method.

          The weighted average remaining contractual lives of the options outstanding and exercisable were approximately 7.5 years and 6.2 years, respectively. We have not capitalized any compensation cost or recorded significant stock based compensation charges related to the modification of any stock option grants for the three months ended March 31, 2009 and 2008. There were no option exercises in the first three months of 2009. We received proceeds of $222,360 for stock options exercised during the three months ended March 31, 2008.

          As of March 31, 2009, the total compensation cost related to time-vesting unvested option awards not yet recognized amounted to approximately $3.1 million, which will be recognized over a weighted average of 1.9 years.

Non-Plan Options

The following table summarizes non-plan stock option information as of March 31, 2009:

Options Outstanding				Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price

$3.87	1,106,444	1.67	$3.87	1,106,444	$3.87

There were no transactions involving non-plan stock options during the three months ended March 31, 2009.

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

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,

	2009	2008

Numerator:
Net loss, basic and diluted	$(14,761,843)	$(9,772,965)
Denominator:
Weighted average common shares	60,422,317	48,790,508

Net loss per share, basic and diluted	$(0.24)	$(0.20)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three Months Ended March 31,

	2009		2008

	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price

Options	8,825,683	$3.08	7,960,435	$3.43
Warrants	2,379,482	$2.63	2,380,649	$2.63

Total	11,205,165		10,341,084

10. Commitments and Contingencies

          Operating Leases

          We recognize rental expense for leases on the straight-line basis over the life of the lease.

          For the three months ended March 31, 2009, we recognized rent expense of $179,460, compared to $204,330 for the three months ended March 31, 2008. We recorded a deferred lease liability of $486,362 and $513,519 at March 31, 2009 and December 31, 2008, respectively, for rent expense in excess of amounts paid.

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

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

          This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 included in the 2008 Form 10-K and the condensed consolidated unaudited financial statements as of March 31, 2009. Operating results are not necessarily indicative of results that may occur in future periods.

Forward Looking Statements

          We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on our behalf. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in good faith forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Any forward-looking statement contained in this document speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

          In addition to other factors and matters discussed elsewhere herein, the following are important factors that in our view could cause actual results to differ materially from those discussed in the forward-looking statements: the rate of acceptance of our product by physicians or patients; the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; our ability to attract and/or maintain manufacturing, research, development and/or commercialization partners; the timely receipt of regulatory approvals, including product and patent approvals; the commercialization of our product candidates, at reasonable costs; the ability of our suppliers to continue to provide sufficient supply of products; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and attract additional employees as required. We are also subject to numerous risks relating to our product and our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward looking statements to reflect events or circumstances after the date hereof.

Overview

          We are a specialty pharmaceutical company that applies proprietary technologies to research, develop and in the case of our DylojectTM product (injectable diclofenac), commercialize new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the acute care pain management market. Our product and product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of acute pain compared to other currently available treatments. We have three late stage product candidates in clinical development in the United States (“U.S.”): Dyloject (diclofenac sodium injectable), EreskaTM (intranasal ketamine, formerly referred to as PMI-150) and RylomineTM (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the United Kingdom (“U.K.”) for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007 upon first inclusion in local hospital formularies. We began recording product revenues related to sales of Dyloject in the U.K. in the first quarter of 2008.

          We have devoted substantially all of our resources since we began our operations in February 1998 to the development, and during 2008 with respect to Dyloject the commercialization, of proprietary pharmaceutical products for the treatment of pain. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $168.7 million through March 31, 2009, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses related to the commercialization of Dyloject in the U.K. Research and development activities include salaries, benefits and stock-based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, regulatory and filing fees, and clinical and commercial scale manufacturing. Selling, general and administrative costs include salaries, benefits and stock-based compensation for employees, temporary and consulting expenses, and costs associated with our pre- and post-launch selling and marketing activities in the U.K.

          On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million. In April 2009, we received approximately $1.7 million for the sale of our existing inventory of Dyloject to Therabel. Further, we could receive up to approximately $3.3 million in payments for the sale of additional inventory. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

          Since our inception, we have incurred approximately $114.9 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. Total research and development costs incurred to date for each of these products were approximately $46.1 million, $29.6 million and $19.0 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS (our predecessor corporation) with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenues

Product Revenue. For the three months ended March 31, 2009 and 2008, we recorded product revenue of $188,172 and $65,793, respectively, which consists entirely of sales of Dyloject, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml), to hospitals in the U.K. Commercial launch of the product occurred in December 2007 upon first inclusion in local hospital formularies. Product revenue for the three months ended March 31, 2009 includes only sales to hospitals prior to the Therabel transaction in February 2009. In February 2009, we licensed our U.K. and EU rights to the product to Therabel, under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S.

          We do not expect to generate any further product revenue in 2009. Any revenue we record in the remainder of 2009 will be related to our agreement with Therabel.

Partner Revenue. Our partner revenue consists of revenue related to our transaction with Therabel for the three months ended March 31, 2009. There was no partner revenue in 2008. A breakout of our partner revenue as of March 31, 2009 is as follows:

	Three Months Ended

	March 31, 2009	March 31, 2008

Product sales to partner	$1,723,181	$—
Amortization of partner milestones	175,627	—

Total	$1,898,808	$—

          Product sales to partner. The Agreement provides for the sale of our existing inventory to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory is sold to Therabel on a one-time, royalty-free basis. Through March 31, 2009, Therabel had taken delivery of approximately $1.7 million of inventory to which we recorded revenue. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor.

          Amortization of partner milestones. The Agreement with Therabel provided for $7.0 million in an upfront payment, which we received in February 2009. There are future performance obligations on our part under the License Agreement. The upfront payment is being recognized in our results of operations over the estimated term of the Agreement, which we expect will be through November 2014.

Costs and Expenses

          Costs of Product Revenues. For the three months ended March 31, 2009 and 2008, our cost of revenues was approximately $1.9 million and $49,907, respectively. Included in the $1.9 million is approximately $161,000 for the cost of product revenue associated with third party sales during the January 1 to February 7, 2009 period. The high cost of product revenues was due to the low yields and high per unit costs for production, shipping, labeling, packaging and sampling costs related to our current contract manufacturer and early supply chain deployment for a new product launch. Additionally, we incurred significant costs for new product sampling and testing prior to labeling and packaging related to Dyloject. These costs were immediately expensed to cost of goods sold in the period they occurred.

          Cost of product sales to partner revenue were $1,723,181. The inventory was sold to Therabel at cost, as agreed upon in the Agreement.

          We anticipate that our existing work-in-process inventory will be sold to Therabel in 2009 upon successful packaging and labeling, under the terms of our agreement, at cost. There is the potential for our gross margin on royalties to increase based on sales performances and selling prices. However, whether that potential can be realized and the extent to which such potential can be realized are uncertain.

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

          Research and development expenses increased from approximately $5.7 million for the three months ended March 31, 2008 to $11.8 million for the three months ended March 31, 2009.

          For the three months ended March 31, 2009, the increase in research and development expenses compared to the same period of 2008 was primarily attributable to higher clinical trial expenses of approximately $7.4 million for Dyloject and to a lesser extent, Ereska, in the first quarter of 2009 over 2008. In the first quarter of 2009, Dyloject expenses related primarily to the rapid enrollment of our Phase 3 safety study for Dyloject, which began enrollment in September 2008, intended to supplement our summary of integrated patient safety data base, a part of our New Drug Application (NDA) for Dyloject in the United States, planned for submission to the U.S. Food and Drug Administration (the “FDA”) in 2009. Additionally, clinical trial expenses increased for the final costs related to Ereska’s pivotal Phase 3 efficacy study to support the NDA for Ereska in the US, as well as consulting, regulatory and other costs associated with our NDA filing process for Dyloject. Our manufacturing-related costs decreased by approximately $1.2 million for the first quarter of 2009 from the first quarter of 2008, primarily because manufacturing costs in the first quarter of 2008 included the scale up and validation of Baxter Healthcare Corporation as a secondary supplier for Dyloject in the UK. Additionally, we had lower compensation and benefits for these employees due to reduced headcount in the first quarter of 2009.

          We expect our research and development expenses to decrease in the near term. The expenses may fluctuate from period to period due to the time and nature of clinical trial expenditures and regulatory filings.

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

          Selling, general and administrative expenses decreased from approximately $4.5 million for the three months ended March 31, 2008 to $3.0 million for the three months ended March 31, 2009. The decrease in selling, general and administrative expenses for the three months ended March 31, 2009 over the comparable period of 2008 was primarily the result of $1.2 million decreased sales and marketing costs as a result of our termination of sales and marketing activities after the Therabel transaction. Additionally, our general and administrative costs decreased by approximately $0.2 million for the three months ended March 31, 2009 compared to March 31, 2008. These decreases were primarily to overall cost savings initiatives across the company, including legal fees, patent fees, and other third party service fees.

          Interest Income. Interest income consists of interest earned on our cash, cash equivalents and marketable securities available for sale. Interest income decreased from approximately $0.4 million for the three months ended March 31, 2008 to approximately $30,000 for the three months ended March 31, 2009. The decrease was primarily due to current market conditions providing lower yields on investments, and lower average cash balances.

          Other Income. For the three months ended March 31, 2009, other income consisted of net realized gains on foreign exchange transactions. Other income for the three months ended March 31, 2008 consisted primarily of gains on the sales of marketable securities in the first quarter of 2008.

Liquidity and Capital Resources

          Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of March 31, 2009, we had cash, cash equivalents and marketable securities of approximately $17.3 million, including $1.6 million of long-term marketable securities, compared to cash, cash equivalents and marketable securities of approximately $21.6 million, including $1.6 million of long-term marketable securities, as of December 31, 2008.

          On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million. In April 2009, we received approximately $1.7 million for the sale of our existing inventory of Dyloject to Therabel. Further, we could receive up to approximately $3.3 million in payments for the sale of additional inventory. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

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

          As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $172.3 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of December 31, 2008, we have paid an aggregate of $5.6 million and $6.0 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd., respectively, pursuant to agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

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

Cash used in operating activities

          From inception through March 31, 2009, net cash used in operating activities was approximately $117.2 million. Net cash used in operating activities decreased to approximately $4.3 million for the three months ended March 31, 2009 from approximately $9.8 million for the three months ended March 31, 2008.

          Net cash used in operating activities for the three months ended March 31, 2009 consists primarily of our net loss of $14.8 million, offset by cash provided by Therabel of $7.0 million. The increase in net cash used in operating activities was due primarily to higher cash outflows associated with an increase in research and development activity in the first three months of 2009 for advancing our research and development clinical trials for Dyloject and Ereska. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses, which were approximately $0.7 million and $0.8 million in 2009 and 2008, respectively. Also in the first three months of 2009, our outstanding payables and accrued expenses increased by approximately $3.8 million, our accounts receivable increased by approximately $1.4 million, our prepaid expenses, other current assets and other assets increased $0.7 million, and our inventory levels decreased by approximately $1.1 million.

Cash used in investing activities

          From inception through March 31, 2009, net cash used in investing activities was approximately $7.3 million, primarily related to cash used in the acquisition of intangible assets and fixed assets. We expect that cash used for investing activities in 2009 will fluctuate based on the need for capital improvements.

Cash provided by financing activities

          From inception through March 31, 2009, net cash provided by financing activities was approximately $140.3 million. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, and the future volume of warrants and stock options exercised.

Commitments

          The following table summarizes our commitments as of March 31, 2009:

	Payments due by period

	Total	< 1 year	1-3 years	3-5 years	Beyond 5 years

Operating leases	$2,709,849	$789,148	$1,586,282	$334,419	$—
License Agreement	7,000,000	2,000,000	5,000,000	—	—
Manufacturing Supply Agreements	14,693,993	1,463,993	1,890,000	11,340,000	—

	$24,403,842	$4,253,141	$8,476,282	$11,674,419	$—

          The timing of the remaining milestones for Shimoda and Archimedes is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future non-clinical and clinical trials and any requirements imposed on our non-clinical and clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between one to three years from March 31, 2009.

New Accounting Pronouncements

          In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, or “FSP FAS 157-4”. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

          In April 2009, the FASB also issued FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or “FSP FAS 115-2, FAS 124-2, and EITF 99-20-2.” FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

          In April 2009, the FASB also issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or “FSP FAS 107-1 and APB 28-1.” FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

          These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

Critical Accounting Estimates

          Research and Development Costs. Since our inception, we have incurred approximately $114.9 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our product candidates, nor is it possible to estimate when, if ever, any of our product candidates will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our product candidates, which could result in significant delays in obtaining approval to sell our product candidates, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our product candidates, difficulties in commercial scale manufacturing, and failure to gain favorable pricing from various institutions, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

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

          Deferred Revenue. In connection with our license agreement with Therabel, we received an upfront non-refundable payment of $7.0 million in February 2009. The $7.0 million upfront fee was recorded as deferred revenue and is being recognized on a straight-line basis over our estimated performance period under the agreement, which we expect will be through November 2014. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met. All milestone payments will be recognized as deferred revenue upon the achievement of the associated milestone and amortized over the performance period.

Off Balance Sheet Arrangements

          Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in paragraph 11(a) of Statement of Financial Accounting Standards No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead included as a component of equity. See Footnote 8 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Consolidated Statement of Shareholders’ Equity for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk (Auction Rate Securities)

          As of March 31, 2009, we had approximately $1.8 million par value in non-current available for sale marketable securities, consisting of student loan auction rate securities issued by a state agency and an auction rate security of a closed end mutual fund. The closed end mutual fund primarily invests in common stocks, including dividend paying common stocks such as those issued by utilities, real estate investment trusts and regulated investment companies under the Internal Revenue Code. The Fund also invests in fixed income securities such as U.S. government securities, preferred stocks and bonds. With the help of a third party valuation specialist, we monitor the fair value of these auction rate securities to determine if they could be impaired on an “other-than-temporary” basis. We have recorded these investments at $1.6 million, the estimated fair value in our statement of financial position as of March 31, 2009.

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

JAVELIN PHARMACEUTICALS, INC.

Date: May 7, 2009	By:	/s/ Martin J. Driscoll

Name: Martin J. Driscoll
Title: Chief Executive Officer

Date: May 7, 2009	By:	/s/ Stephen J. Tulipano

Name: Stephen J. Tulipano
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	License and Commercialization Agreement dated January 15, 2009 between Javelin Pharmaceuticals, Inc. and Therabel Pharma N.V. (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.