Form 10-Q
period 2009-06-30
JAVELIN PHARMACEUTICALS, INC
filed 2009-08-10
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At August 1, 2009, 60,675,016 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

Page

PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2008 and the cumulative period from February 23, 1998 (inception) to June 30, 2009	4
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited) for the six months ended June 30, 2009	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008 and the cumulative period from February 23, 1998 (inception) to June 30, 2009	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4. CONTROLS AND PROCEDURES	21
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
ITEM 6. EXHIBITS	21
SIGNATURES	22
EXHIBITS
EX-10.1: AMENDMENT TO DRISCOLL EMPLOYMENT AGREEMENT
EX-10.2: AMENDMENT TO CARR EMPLOYMENT AGREEMENT
EX-10.3: FORM OF DEFERRED STOCK UNIT GRANT AGREEMENT
EX-10.4: FORM OF RESTRICTED STOCK UNIT GRANT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements
Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$7,227,952	$20,057,937
Accounts receivable, product sales	—	470,288
Inventory	740,729	1,847,904
Prepaid expenses and other current assets	572,165	511,820
Total current assets	8,540,846	22,887,949
Long term marketable securities available for sale	1,624,896	1,586,910
Fixed assets, at cost, net of accumulated depreciation	1,030,040	1,195,670
Intangible assets, net of accumulated amortization	3,186,142	3,480,248
Other assets	146,331	154,918
Total assets	14,528,255	29,305,695
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	7,974,192	8,119,006
Deferred revenue, current	1,204,301	—
Deferred lease liability	458,326	513,519
Total current liabilities	9,636,819	8,632,525
Deferred revenue, noncurrent	5,318,996	—
Total liabilities	14,955,815	8,632,525
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2009 and December 31, 2008, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2009 and December 31, 2008; 60,675,016 and 60,649,358 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	60,675	60,649
Additional paid-in capital	176,092,394	174,534,897
Other comprehensive income	63,456	10,383
Deficit accumulated during the development stage	(176,644,085)	(153,932,759)
Total stockholders’ equity (deficit)	(427,560)	20,673,170
Total liabilities and stockholders’ equity (deficit)	$14,528,255	$29,305,695

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative from
					February 23, 1998
	For the three months ended		For the six months ended		(inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Revenues:
Partner revenue	$301,075	$—	$2,199,883	$—	$2,199,883
Product revenue	—	179,509	188,172	245,302	1,289,785
Government grants and contracts	—	—	—	—	5,804,824
Total revenues	301,075	179,509	2,388,055	245,302	9,294,492
Costs and expenses:
Costs of revenue	105,205	129,498	2,017,829	179,405	2,867,420
Research and development	5,308,385	4,489,899	17,154,456	10,155,349	120,221,640
Selling, general and administrative	2,738,442	4,760,242	5,784,745	9,236,513	66,545,628 (1)
Depreciation and amortization	81,651	79,850	165,523	120,603	735,295
Total costs and expenses	8,233,683	9,459,489	25,122,553	19,691,870	190,369,983
Operating loss	(7,932,608)	(9,279,980)	(22,734,498)	(19,446,568)	(181,075,491)
Other income (expense):
Interest income	14,234	220,782	43,768	577,802	5,084,366
Interest expense	—	—	—	—	(944,657)
Other income (expense)	(31,653)	(514)	(21,140)	36,089	307,604
Total other income (expense)	(17,419)	220,268	22,628	613,891	4,447,313
Loss before income tax provision	(7,950,027)	(9,059,712)	(22,711,870)	(18,832,677)	(176,628,178)
Income tax provision (benefit)	(544)	—	(544)	—	15,907
Net loss	(7,949,483)	(9,059,712)	(22,711,326)	(18,832,677)	(176,644,085)
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	—	—	(3,559,305)
Net loss attributable to common stockholders	$(7,949,483)	$(9,059,712)	$(22,711,326)	$(18,832,677)	$(180,203,390)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.16)	$(0.38)	$(0.36)
Weighted average shares	60,430,494	55,057,493	60,426,428	51,924,001

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2009
(Unaudited)

	Common Stock		Additional Paid -In	Accumulated Other Comprehensive	Deficit Accumulated during the Development	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)
Balance at December 31, 2008	60,649,358	$60,649	$174,534,897	$10,383	$(153,932,759)	$20,673,170
Net loss for the period ending June 30, 2009					(22,711,326)	(22,711,326)
Cumulative translation adjustment				15,087		15,087
Change in unrealized loss on investments				37,986		37,986
Total comprehensive income (loss)						(22,658,253)
Share based compensation expense			1,545,965			1,545,965
Shares issued for Employee Stock Purchase Plan	25,658	26	11,532			11,558
Balance at June 30, 2009	60,675,016	$60,675	$176,092,394	$63,456	$(176,644,085)	$(427,560)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009
(Unaudited)

	For the Six Months Ended June 30,		Cumulative from February 23, 1998 (Inception) to
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(22,711,326)	$(18,832,677)	$(176,644,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,523	120,659	735,402
Amortization of intangible asset	294,106	112,184	613,858
Stock based compensation expense	1,545,965	1,731,688	11,163,632
Impairment of long-term marketable securities	—	—	213,090
Realized gain on sale of marketable securities	—	(34,773)	(34,773)
Amortization of premium/discount on marketable securities	—	(6,324)	(44,862)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation	—	—	345,672
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	470,288	(158,190)	—
(Increase) decrease in inventory	1,107,175	(1,639,696)	(740,729)
(Increase) decrease in prepaid expenses, other current assets and other assets	(51,651)	656,996	(700,031)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(129,727)	(399,354)	8,001,330
Increase in deferred revenue	6,523,297	—	6,523,297
Increase (decrease) in deferred lease liability	(55,193)	81,229	458,326
Increase in due to Licensor	—	—	500,000
Net cash used in operating activities	(12,841,543)	(18,368,258)	(125,789,640)
Cash flows from investing activities:
Purchases of short-term investments	—	(2,100,000)	(82,752,017)
Sales and redemptions of short-term investments	—	20,476,653	81,031,653
Capital expenditures	—	(586,666)	(1,764,115)
Acquisition of intangible assets	—	—	(3,800,000)
Net cash provided by (used in) investing activities	—	17,789,987	(7,284,479)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	—	752,213
Proceeds from shares issued under ESPP	11,558	—	31,445
Proceeds from exercise of options	—	507,360	1,908,119
Proceeds from sale of Common Stock	—	27,529,702	122,921,776
Proceeds from sale of Preferred Stock	—	—	25,451,201
Costs associated with sale of Common Stock	—	(1,762,080)	(9,344,579)
Costs associated with sale of Preferred Stock	—	—	(1,764,385)
Proceeds from notes payable	—	—	2,015,000
Proceeds from issuance of debenture	—	—	1,000,000
Repayment of debenture	—	—	(1,000,000)
Costs associated with notes payable	—	—	(153,719)
Repayment of notes payable	—	—	(1,515,000)
Net cash provided by financing activities	11,558	26,274,982	140,302,071
Net increase (decrease) in cash and cash equivalents	(12,829,985)	25,696,711	7,227,952
Cash and cash equivalents at beginning of period	20,057,937	15,931,243	—
Cash and cash equivalents at end of period	$7,227,952	$41,627,954	$7,227,952
Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633
Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of Common Stock	$—	$—	$500,000
Non-cash addition of intangible assets	$—	$—	$2,000,000
Options and warrants issued for services and financings	$—	$—	$1,222,574
Conversion of merger note and accrued interest to Series C stock	$—	$—	$519,795
Recapitalization in connection with merger with Intrac	$—	$—	$1,153

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries Javelin Pharmaceuticals UK Limited (through February 7, 2009), Javelin Pharmaceuticals GmbH, and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America, as our U.K. subsidiary was sold to Therabel Pharma N.V. (“Therabel”) during the first quarter of 2009, and we have limited activities in our German branch office. We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the pain management market. Our product and our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments.

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

Partner Transaction

On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel, under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union and certain other countries outside of the U.S. In connection with this transaction, Therabel acquired our U.K. subsidiary. In February 2009, we received an upfront payment of $7.0 million. In April 2009, we received approximately $1.7 million for the sale of existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

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

We generated revenues from product sales in the United Kingdom starting in the first quarter of 2008 through February 7, 2009, at which point we licensed our product in the U.K. and EU to Therabel for which we received an upfront payment of $7.0 million. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject. The extent of the anticipated revenue from royalties from product sales is dependent upon many factors, including Therabel’s ability to successfully market the product, obtain market acceptance, and file additional marketing applications for Dyloject in the E.U. There can be no assurance that this will happen. Although we believe that our existing cash resources, in addition to those cash resources that we anticipate receiving pursuant to our agreement with Therabel discussed above, will be sufficient to support the current operating plan at least through December 31, 2009, we will need additional financing to support our operating plan thereafter. We may seek to raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

From the first quarter of 2008 through February 6, 2009 our product revenue consisted of sales of Dyloject in the U.K. As of February 7, 2009, the commercial rights to Dyloject in the EU were licensed to Therabel.

During the period in which we recorded product revenue our return policy allowed for returns based on subjective criteria of the buyer for a limited period of time after the product was delivered. Because we started recording sales in the first quarter of 2008, we did not have a significant amount of history to draw upon in determining the level of returns that we might experience based on our return policy. As such, we believed it was appropriate not to record product revenue on those shipments occurring in the reporting period that could be returned in the following reporting period, and recognized product revenues on those shipments when the right of return restrictions lapsed in the subsequent period.

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

In February 2009, we received an upfront payment of $7.0 million. In April 2009, we received approximately $1.7 million for the sale of our existing inventory of Dyloject to Therabel. The agreement also provides for the potential of up to $59.5 million in sales and regulatory milestone payments and provides for future royalties on sales of Dyloject. The Agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the Agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate the Agreement upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the Agreement following a specified period of prior written notice to us.

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

Product Sales to Partner

The Agreement provides for the sale of our existing inventory to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory is sold to Therabel on a one-time, royalty-free basis. Through June 30, 2009, Therabel had taken delivery of approximately $1.7 million of inventory for which we recorded revenue. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor. We received the $1.7 million in April 2009.

Recent Accounting Pronouncements

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date we issued these financial statements. During this period we did not have any material recognizable or non-recognizable subsequent events.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for us on September 30, 2009. The Codification will not have an impact on our financial condition or results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced within our consolidated financial statements.

3. Inventory

Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. It is comprised entirely of Dyloject. The components of inventory are as follows:

	June 30, 2009	December 31, 2008
Work in process	$740,729	$463,473
Finished goods	—	1,384,431
Total	$740,729	$1,847,904

As of February 7, 2009, we sold approximately $1.7 million of our Dyloject finished goods inventory to Therabel as part of our licensing transaction. We will continue to process our inventory as of June 30, 2009 through the supply chain until it is ready for sale, at which point we have agreed to sell it to Therabel at cost.

4. Intangible Assets

As of June 30, 2009 and December 31, 2008, our intangible assets related to our Shimoda Biotech (Proprietary) Ltd. milestones were as follows:

	June 30, 2009	December 31, 2008
Cost	$3,800,000	$3,800,000
Accumulated amortization	(613,858)	(319,752)
Intangibles, net	$3,186,142	$3,480,248

For the three and six months ended June 30, 2009, our amortization expense of the intangible assets amounted to $147,053 and $294,106, respectively. For the three and six months ended June 30, 2008, our amortization expense of the intangible assets amounted to $56,092 and $112,185, respectively.

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

Effective April 1, 2009, we implemented FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, or “FSP FAS 157-4”. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4, which provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial). Additionally, we are required to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this FSP did not have any impact on our financial position or results of operations.

As indicated in the table below, our marketable securities are the only assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2009.

	As of June 30, 2009	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,624,896	—	—	$1,624,896
	$1,624,896	—	—	$1,624,896

The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets that are measured at fair value on a recurring basis:

	Three months ending June 30,		Six months ending June 30,
Auction Rate Securities	2009	2008	2009	2008
Beginning balance	$1,561,311	$—	$1,586,910	$—
Net unrealized gain	63,585	—	37,986	—
Ending balance	$1,624,896	$—	$1,624,896	$—

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

Due to adverse developments in the global credit and capital markets beginning in 2008, certain auctions have failed as a result of liquidity issues and there is little to no current market activity for these instruments. As a result, Level 1 and Level 2 pricing inputs are unavailable to support the fair value of these securities and we have classified these securities as Level 3 as of June 30, 2009 and December 31, 2008. With the help of a third party valuation specialist, we monitor the fair value of these auction rate securities to determine if they could be impaired on an “other-than-temporary” basis. This judgment is based on a qualitative and quantitative analysis of each security. This includes a review of each security’s collateral, ratings and insurance in order to assess default risk, credit spread risk and downgrade risk. Additionally, a risk assessment is prepared for each security based on the details of each security, as well as the influence of various credit risks and overall credit environment. We last determined these securities were impaired on an “other-than-temporary” basis as of December 31, 2008. As a result of our analysis as of June 30, 2009, we determined the fair value was above carrying value for both securities. This was due primarily to falling credit spreads for these types of securities during the quarter which have resulted in slightly lower probabilities of default and easing of liquidity pressures. However, the majority of auctions continue to fail, resulting in unchanged (high) asset correlation risk. Since there is no unrealized loss on either security as of June 30, 2009, there is no need to consider an other than temporary impairment, and we have recorded a net unrealized gain in stockholders’ equity for $37,986 as of June 30, 2009. We will continue to monitor the auction rate securities on a quarterly basis.

6. Financial Instruments

The following is a summary of our long term marketable securities available for sale as of June 30, 2009 and December 31, 2008:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2009:
Long-term marketable securities:
Taxable Auction Securities	1,586,910	37,986	-	1,624,896
Total long term marketable securities	$1,586,910	$37,986	$-	$1,624,896

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008:
Long-term marketable securities:
Taxable Auction Securities	1,586,910	-	-	1,586,910
Total long term marketable securities	$1,586,910	$-	$-	$1,586,910

Our auction rate securities are classified as long-term due to the fact that the auctions on these securities have failed as a result of liquidity issues and there is no current market activity for these instruments. Additionally, we determined the fair value of these securities was below par, and recorded an expense to the results of operations to reflect the impairment in the amount of $213,090 in 2008. We had no unrealized losses on our marketable securities as of June 30, 2009 and December 31, 2008.

In April 2009, we adopted FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or “FSP FAS 115-2, FAS 124-2, and EITF 99-20-2.” This FSP provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies only to debt securities, and did not have an impact on our results of operations.

For the three and six months ended June 30, 2009 and 2008, we did not record any impairment of our marketable securities. For the other than temporary impairment as of December 31, 2008, we believe the impairment was correctly charged to earnings and no cumulative effect adjustment is required to reclass amounts out of retained earnings into other comprehensive income.

7. Income Taxes

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated our tax positions related to our deferred tax assets and their valuation allowances as of June 30, 2009. As a result of our evaluation, we believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. As of the date of these condensed consolidated financial statements, all tax years for which we have a net operating loss are open to the possibility of examination by federal, state, or local taxing authorities. Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of June 30, 2009.

8. Stockholders’ Equity

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for reporting and display of comprehensive loss and its components in the financial statements. For the six months ended June 30, 2009, our comprehensive loss was $22.7 million, which consisted primarily of our net loss, as well as a $37,986 change in unrealized gain on marketable securities and $15,087 cumulative translation adjustment impact in consolidation of our foreign subsidiaries. For the six months ended June 30, 2008, our comprehensive loss was $18.9 million, which consisted primarily of our net loss, as well as an $8,594 change in unrealized gain on marketable securities and $21,259 cumulative translation adjustment impact in consolidation of our foreign subsidiaries.

9. Share Based Compensation

Stock Incentive Plan

We recorded share-based compensation for the three and six months ended June 30, 2009 and 2008 as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$298,854	$282,318	$493,865	$545,787
Selling, general and administrative	541,873	598,983	1,052,100	1,179,087
Total impact on results of operations	840,727	881,301	1,545,965	1,724,874

Per share impact on results of operations	$0.01	$0.02	$0.03	$0.03

Included in share based compensation for the three and six months ending June 30, 2009 are expenses of $4,119 and $9,388, respectively, related to our employee stock purchase plan. Included in share based compensation for both the three and six months ending June 30, 2008 are expenses of  $6,814 related to our employee stock purchase plan, which we commenced in May 2008.

The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected volatility	96%	73%	96%	76%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years
Dividend yield	0%	0%	0%	0%
Risk free interest rate	2.1%	3.0%	1.8%	2.8%
Weighted average per share grant date fair value	$0.92	$1.78	$0.83	$1.99

Transactions involving options granted under the 2005 Plan during the six months ended June 30, 2009 are summarized as follows:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Balance outstanding, January 1, 2009	7,110,950	$3.25	4,044,316	$3.02
Granted during the period	2,322,070	$1.14	—	—
Exercised during the period	—	$—	—	—
Forfeited during the period	(775,673)	$2.83	—	—
Expired during the period	(696,237)	$3.80	—	—
Balance outstanding, June 30, 2009	7,961,110	$2.63	4,515,646	$3.08

Stock options – time-based vesting

In the six months ended June 30, 2009, we granted 1,558,300 stock options with time-based vesting having exercise prices ranging from $1.07 to $1.26 per share, with a weighted average exercise price of $1.12, which vest between eight months and three years. This includes an annual award to employees of approximately 1,062,000 in January 2009 at a weighted average grant price of $1.07. These awards were merit based awards granted to employees for 2008 services and vest over three years. The deemed per share weighted average fair value of our stock options at the time of the stock option grants for the six months ended June 30, 2009 was $0.82 for the time-based vesting options granted, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method.

Stock options – performance based vesting

In the six months ended June 30, 2009, we granted 763,770 stock options with performance-based vesting having exercise prices ranging from $1.15 to $1.26 per share, with a weighted average exercise price of $1.18. This includes a grant to employees of 524,000 performance based stock options in March 2009 at a grant price of $1.15. These options will vest annually over three years from the grant date, but will be forfeited if specified 2009 corporate goals are not achieved. Additionally, in May 2009, we granted a total of 239,770 performance based stock options to certain members of senior management at a grant price of $1.26, which were granted to replace any potential cash bonus for 2009 that they would otherwise have received. These options vest in February 2010 if our goals are met. If the goals are not met, the options will be forfeited. The goals of all of our performance based options consist of the filing of an NDA for Dyloject and the completion of a North American partnership for either Dyloject or Ereska. The deemed per share weighted average fair value of our stock options at the time of the stock option grants for the six months ended June 30, 2009 was $0.87 for the performance-based vesting options granted, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method.

The weighted average remaining contractual lives of the options outstanding and exercisable were approximately 7.5 years and 6.2 years, respectively. We have not capitalized any compensation cost, and have recorded approximately $0.1 million of stock based compensation charges related to the modification of stock option grants for the three and six months ended June 30, 2009. This expense related to the extension of time to exercise certain vested options for a terminated employee. There was no compensation expense related to modifications of stock options for the three and six months ended June 30, 2008. We received proceeds of $285,000 and $507,359 for stock options exercised during the three months and six months ended June 30, 2008, respectively.

As of June 30, 2009, the total compensation cost related to time-vesting unvested option awards not yet recognized amounted to approximately $2.7million, which will be recognized over a weighted average of 1.7 years. The total estimated compensation cost related to performance-based vesting awards not yet recognized amounted to approximately $0.3 million, which will be recognized over a weighted average of 1.5 years.

Non-Plan Options

The following table summarizes non-plan stock option information as of June 30, 2009:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$3.87	1,019,328	1.42	$3.87	1,019,328	$3.87

For both the three and six months ended June 30, 2009, 87,116 non-plan options expired.

Restricted Stock Units and Deferred Stock Units

Effective May 1, 2009, we granted each of our Chief Executive Officer and our President and Chief Medical Officer 119,048 deferred stock units (“DSUs”). In return, they agreed to reduce the amount of their annual base salary of $450,000 to $300,000 for the period from May 1, 2009 through April 30, 2010. The DSUs will vest in twelve equal monthly installments beginning on June 1, 2009, and will be distributed in equal installments on May 1, 2010 and May 1, 2011. The DSUs had a grant date fair value of $1.26 per share. The fair values of our DSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period. For both the three and six months ended June 30, 2009, we recorded share based compensation related to the DSUs of approximately $50,000.

On May 1, 2009, we granted certain members of senior management an aggregate of 30,000 restricted stock units, or RSUs. The RSUs would vest in equal annual installments on the first and second anniversary of the grant date (provided that they are employed by us on each date). The fair values of these time-vested RSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period, adjusted for the effect of estimated forfeitures. The RSUs had a grant date fair value of $1.26 per share. For both the three and six months ending June 30, 2009, we recorded share based compensation related to the RSUs for approximately $5,000.

On May 1, 2009, we entered into an agreement with a consultant to provide partial compensation in the form of RSUs. The RSUs are granted as of the last day of each month worked, and are calculated based on the average closing stock price for the month. They are immediately vested, and are expected to be distributed in December 2009. The fair values of these time-vested RSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period. For both the three and six months ending June 30, 2009, we recorded share based compensation related to these RSUs for approximately $25,000.

10. Net Loss Per Share

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

The calculation of basic and diluted net loss per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net loss, basic and diluted	$(7,949,483)	$(9,059,712)	$(22,711,326)	$(18,832,677)
Denominator:
Weighted average common shares	60,430,494	55,057,493	60,426,428	51,924,001
Net loss per share, basic and diluted	$(0.13)	$(0.16)	$(0.38)	$(0.36)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
		Weighted		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price	Number	Price
Options	9,202,694	$2.83	8,395,993	$3.39	9,011,088	$2.95	8,132,224	$3.41
Warrants	2,378,589	$2.63	2,380,649	$2.63	2,381,031	$2.63	2,380,649	$2.63
Total	11,581,283		10,776,642		11,392,119		10,512,873

11. Commitments and Contingencies

Operating Leases

We recognize rental expense for leases on the straight-line basis over the life of the lease.

For the three and six months ended June 30, 2009, we recognized rent expense of $173,816 and $353,276, respectively, compared to rent expense of $167,749 and $372,079 for the three and six months ended June 30, 2008, respectively. We recorded a deferred lease liability of $458,326 and $513,519 at June 30, 2009 and December 31, 2008, respectively, for rent expense in excess of amounts paid.

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

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 included in the 2008 Form 10-K and the condensed consolidated unaudited financial statements as of June 30, 2009. Operating results are not necessarily indicative of results that may occur in future periods.

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

We have devoted substantially all of our resources since we began our operations in February 1998 to the development, and during 2008 with respect to Dyloject the commercialization, of proprietary pharmaceutical products for the treatment of pain. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $176.6 million through June 30, 2009, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses related to the commercialization of Dyloject in the U.K. Research and development activities include salaries, benefits and stock-based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, regulatory and filing fees, and clinical and commercial scale manufacturing. Selling, general and administrative costs include salaries, benefits and stock-based compensation for employees, temporary and consulting expenses, and costs associated with our pre- and post-launch selling and marketing activities in the U.K.

On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million. In April 2009, we received approximately $1.7 million for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

Since our inception, we have incurred approximately $120.2 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. Total research and development costs incurred to date for each of these products were approximately $51.0 million, $30.0 million and $19.0 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of Innovative Drug Delivery Systems, Inc. (our predecessor corporation) with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.

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

Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. Although we believe that our existing cash resources, in addition to those cash resources that we may receive pursuant to the Therabel agreement discussed above, will be sufficient to support the current operating plan at least through December 31, 2009 we will need additional financing to support our operating plan thereafter. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.

Results of Operations

Three and Six Months Ended June 30, 2009 and 2008

Revenues

Product Revenue. We had no product revenue for the three months ended June 30, 2009 compared to $179,509 for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, we recorded product revenue of $188,172 and $245,302, respectively. Product revenue consists entirely of sales of Dyloject, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml), to hospitals in the U.K. Commercial launch of the product occurred in December 2007 upon first inclusion in local hospital formularies. Product revenue for 2009 includes only sales to hospitals prior to the Therabel transaction in February 2009. In February 2009, we licensed our U.K. and EU rights to the product to Therabel, under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S.

We do not expect to generate any further product revenue in 2009. Any revenue we record in the remainder of 2009 will be related to our agreement with Therabel.

Partner Revenue. Our partner revenue consists of revenue related to our transaction with Therabel, which occurred in February 2009. There was no partner revenue in 2008.

A breakout of our partner revenue is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Product sales to partner	$—	$—	$1,723,181	$—
Amortization of partner milestones	301,075	—	476, 702	—
Total	$301,075	$—	$2,199 ,883	$—

Product sales to partner. The Agreement provides for the sale of our existing inventory to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory is sold to Therabel on a one-time, royalty-free basis. Through June 30, 2009, Therabel had taken delivery of approximately $1.7 million of inventory to which we recorded revenue in the first quarter of 2009. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor.

Amortization of partner milestones. The Agreement with Therabel provided for $7.0 million in an upfront payment, which we received in February 2009. There are future performance obligations on our part under the License Agreement. The upfront payment is being recognized in our results of operations over the estimated term of the Agreement, which we expect will be through November 2014.

Costs and Expenses

Costs of Product Revenues. For both the three months ended June 30, 2009 and 2008, our cost of product revenues was approximately $0.1 million. For the six months ended June 30, 2009, our cost of product revenue was approximately $2.0 million compared to $0.2 million for the first six months of 2008.

For the three months ended June 30, 2009, our cost of product revenue relates primarily to our portion of royalties payable to third parties for sales recorded by Therabel during the period, as well as inventory related charges for goods not yet sold to Therabel.

For the six months ended June 30, 2009, cost of product sales included costs of approximately $1.7 million for inventory sold to Therabel. Additionally, we recorded charges of $161,000 for the cost of product revenue associated with our third party sales during the January 1 to February 7, 2009 period. The high cost of product revenues was due to the low yields and high per unit costs for production, shipping, labeling, packaging and sampling costs related to our contract manufacturer and early supply chain deployment for a new product launch. Additionally, we incurred significant costs for new product sampling and testing prior to labeling and packaging related to Dyloject. These costs were immediately expensed to cost of goods sold in the period they occurred.

We anticipate that our existing work-in-process inventory will be sold to Therabel in 2009 upon successful packaging and labeling, under the terms of our agreement. There is the potential for our gross margin on royalties to increase based on sales performances and selling prices. However, whether that potential can be realized and the extent to which such potential can be realized are uncertain.

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

Research and development expenses increased from approximately $4.5 million for the three months ended June 30, 2008 to $5.3 million for the three months ended June 30, 2009. Research and development expenses increased from approximately $10.2 million for the six months ended June 30, 2008 to $17.2 million for the six months ended June 30, 2009.

For the three months ended June 30, 2009, the increase in research and development expenses compared to the same period of 2008 was primarily attributable to higher clinical trial expenses of approximately $1.5 million for Dyloject and to a lesser extent, Ereska, in the second quarter of 2009 over 2008. In the second quarter of 2009, Dyloject expenses related primarily to the final enrollment of our Phase 3 safety study for Dyloject, which began enrollment in September 2008, intended to supplement our summary of integrated patient safety data base, a part of our New Drug Application (NDA) for Dyloject in the United States, planned for submission to the U.S. Food and Drug Administration (the “FDA”) in 2009. Additional Dyloject increases consisted of expenses related to the pharmacokinetic (PK) safety study that occurred in June 2009, as well as consulting, regulatory and other costs associated with our NDA filing process for Dyloject. Our increases in clinical costs were offset by a decrease of approximately $0.8 million for manufacturing-related costs for the second quarter of 2009 from the second quarter of 2008.  The decrease is primarily due to higher production and stability costs incurred in the second quarter of 2008 combined with lower compensation and benefits for manufacturing employees due to reduced headcount in the second quarter of 2009.

For the six months ended June 30, 2009, the increase in research and development expenses compared to the same period of 2008 was primarily attributable to higher clinical trial expenses of approximately $9.1 million for Dyloject and to a lesser extent, Ereska, in the first six months of 2009 over 2008.  The increase is directly related to expenses incurred in our Phase 3 safety study, in which a substantial portion of our enrollment occurred in 2009, our PK safety studies that occurred in 2009, as well as consulting, regulatory and other costs associated with our NDA filing process for Dyloject. Our manufacturing-related costs decreased by approximately $2.1 million for the first six months of 2009 from the first six months of 2008, primarily because manufacturing costs in the first six months of 2008 included the scale up and validation of Baxter Healthcare Corporation as a secondary supplier for Dyloject in the UK, as compared to lower manufacturing costs related to stability testing and lower compensation and benefits for manufacturing employees due to reduced headcount in the first six months of 2009.

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

Selling, general and administrative expenses decreased from approximately $4.8 million for the three months ended June 30, 2008 to $2.7 million for the three months ended June 30, 2009. Selling, general and administrative expenses decreased from approximately $9.2 million for the six months ended June 30, 2008 to $5.8 million for the six months ended June 30, 2009. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2009 over the comparable period of 2008 was primarily the result of $1.6 million and $2.8 million in decreased sales and marketing costs for the three and six month periods, respectively, as a result of our termination of sales and marketing activities after the Therabel transaction in February 2009. Additionally, our general and administrative costs decreased by approximately $0.5 million and $0.7 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. These decreases were primarily due to overall cost savings initiatives across the company, including legal fees, patent fees, and other third party service fees, as well as reduced compensation and benefits from lower headcount in 2009.

Interest Income. Interest income consists of interest earned on our cash, cash equivalents and marketable securities available for sale. Interest income decreased from approximately $0.2 million for the three months ended June 30, 2008 to approximately $14,000 for the three months ended June 30, 2009. Interest income decreased from approximately $0.6 million for the six months ended June 30, 2008 to approximately $44,000 for the six months ended June 30, 2009. The decrease was primarily due to current market conditions providing lower yields on investments, and lower average cash balances.

Other Income (Expense). For the three and six months ended June 30, 2009, other expenses consisted of net realized losses on foreign exchange transactions. Other income for the six months ended June 30, 2008 consisted primarily of gains on the sales of marketable securities in the first quarter of 2008.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the public and private sale of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of June 30, 2009, we had cash, cash equivalents and marketable securities of approximately $8.9 million, including $1.6 million of long-term marketable securities, compared to cash, cash equivalents and marketable securities of approximately $21.6 million, including $1.6 million of long-term marketable securities, as of December 31, 2008.

On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million. In April 2009, we received approximately $1.7 million for the sale of our existing inventory of Dyloject to Therabel. In the third quarter of 2009, we expect to receive approximately $0.8 million for the sale of our remaining Dyloject inventory to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

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

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $180.2 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of June 30, 2009, we have paid an aggregate of $5.6 million and $6.0 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd. (“Shimoda”), respectively, pursuant to agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

We expect that our cash requirements for operating activities will fluctuate due to the following future activities:

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

•
Conduct continued commercialization activities in support of Dyloject product launch in the U.S. including, but not limited to, medical information services, pharmacovigilance monitoring, pre-launch planning, development of marketing plans, and pricing and reimbursement studies;

•	Maintain, protect and expand our intellectual property;

•	Develop expanded internal infrastructure; and

•	Hire additional personnel.

Cash used in operating activities

From inception through June 30, 2009, net cash used in operating activities was approximately $125.8 million. Net cash used in operating activities decreased to approximately $12.8 million for the six months ended June 30, 2009 from approximately $18.4 million for the six months ended June 30, 2008.

Net cash used in operating activities for the six months ended June 30, 2009 consists primarily of our net loss of $22.7 million, offset primarily by cash provided by Therabel of $7.0 million. We had higher cash outflows associated with increased research and development activity in the first six months of 2009 related to our clinical trials for Dyloject and Ereska, which were offset by $7.0 million received from Therabel and reductions in sales and marketing expense associated with the licensing of Dyloject in Europe.  Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses, which were approximately $1.5 million and $1.7 million in 2009 and 2008, respectively. Also in the first six months of 2009, our outstanding payables and accrued expenses decreased by approximately $0.1 million , our accounts receivable decreased by approximately $0.5 million, our prepaid expenses, other current assets and other assets increased $0.05 million, and our inventory levels decreased by approximately $1.1 million.

Cash used in investing activities

From inception through June 30, 2009, net cash used in investing activities was approximately $7.3 million, primarily related to cash used in the acquisition of intangible assets and fixed assets. We expect that cash used for investing activities in 2009 will fluctuate based on the need for capital improvements.

Cash provided by financing activities

From inception through June 30, 2009, net cash provided by financing activities was approximately $140.3 million. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, and the future volume of warrants and stock options exercised.

Commitments

The following table summarizes our commitments as of June 30, 2009:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	Beyond 5 years
Operating leases	$2,308,935	$782,224	$1,526,711	$—	$—
License Agreement	7,000,000	2,000,000	5,000,000	—	—
Manufacturing Supply Agreements	13,670,792	440,792	1,890,000	11,340,000	—
	$22,979,727	$3,223,016	$8,416,711	$11,340,000	$—

The timing of the remaining milestones for Shimoda and Archimedes Pharma Limited is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future non-clinical and clinical trials and any requirements imposed on our non-clinical and clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between one to three years from June 30, 2009.

Critical Accounting Estimates

Research and Development Costs. Since our inception, we have incurred approximately $120.2 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our product candidates, nor is it possible to estimate when, if ever, any of our product candidates will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our product candidates, which could result in significant delays in obtaining approval to sell our product candidates, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our product candidates, difficulties in commercial scale manufacturing, failure to gain favorable pricing from various institutions, and failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

Stock Based Compensation. We make certain assumptions in order to value and expense our various share-based payment awards. In connection with valuing stock options and warrants, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate. We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock-based awards granted in future periods. In connection with our performance-based stock options, our estimates and judgments include determining the likelihood of us meeting our corporate goals, which is reviewed at least quarterly. Such changes in our assumptions and judgments regarding stock based compensation may lead to a significant change in the expense we recognize in connection with share-based payments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk (Auction Rate Securities)

As of June 30, 2009, we had approximately $1.8 million par value in non-current available for sale marketable securities, consisting of student loan auction rate securities issued by a state agency and an auction rate security of a closed end mutual fund. The closed end mutual fund primarily invests in common stocks, including dividend paying common stocks such as those issued by utilities, real estate investment trusts and regulated investment companies under the Internal Revenue Code. The Fund also invests in fixed income securities such as U.S. government securities, preferred stocks and bonds. With the help of a third party valuation specialist, we monitor the fair value of these auction rate securities to determine if they could be impaired on an “other-than-temporary” basis. We have recorded these investments at $1.6 million, the estimated fair value in our statement of financial position as of June 30, 2009.

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

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 23, 2009, we held our Annual Meeting of Stockholders (the “Meeting”) in which the shareholders:

1.	Elected Douglas G. Watson, Neil W. Flanzraich and Georg Nebgen, Class I directors, as directors for a three-year term;

2.	Ratified the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the 2009 fiscal year; and

3.	Amended our 2005 Omnibus Stock Incentive Plan to increase the number of shares available for issuance thereunder from 10,000,000 to 11,000,000.

The shares were voted at the Meeting as follows:

Election of Directors	For	Withheld
Douglas G. Watson	44,526,093	3,212,764
Neil W. Flanzraich	45,836,841	1,902,016
Georg Nebgen	46,044,643	1,694,214

	For	Against	Abstain	Broker Non-vote
Approval of Auditors	46,257,582	1,427,268	54,005	-
Incentive Plan Amendment	17,980,294	5,228,486	24,699	24,505,378

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAVELIN PHARMACEUTICALS, INC.

Date: August 10, 2009	By:	/s/ Martin J. Driscoll
Name: Martin J. Driscoll
Title: Chief Executive Officer

Date: August 10, 2009	By:	/s/ Stephen J. Tulipano
Name: Stephen J. Tulipano
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment No. 1 to Employment Agreement between Javelin Pharmaceuticals, Inc. and Martin J. Driscoll. (1)(2)

10.2	Amendment No. 2 to Employment Agreement between Javelin Pharmaceuticals, Inc. and Daniel B. Carr, M.D. (1)(2)

10.3	Form of Deferred Stock Unit Grant Agreement. (1)(2)

10.4	Form of Restricted Stock Unit Grant Agreement. (1)(2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)           Filed herewith.
(2)	Indicates management contract or compensatory arrangement.
(3)	Furnished herewith.