Form 10-Q/A
period 2009-03-31
JAVELIN PHARMACEUTICALS, INC
filed 2009-08-17
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________________ to ___________ .
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

EXPLANATORY NOTE

     Javelin Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.1 and to amend and restate the Exhibit Index included in the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

     Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits

     The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAVELIN PHARMACEUTICALS, INC.

Date: August 17, 2009	By:	/s/ Martin J. Driscoll
Martin J. Driscoll
Chief Executive Officer

Date: August 17, 2009	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description
10.1	*(1)	License and Commercialization Agreement dated January 15, 2009 between Javelin Pharmaceuticals, Inc. and Therabel Pharma N.V.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

31.2	(2)	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.3	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.4	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(2)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(3)	Previously furnished with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.