Form 10-Q
period 2009-09-30
JAVELIN PHARMACEUTICALS, INC
filed 2009-11-09
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

At November 6, 2009, 63,861,716 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

Page

PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2008 and the cumulative period from February 23, 1998 (inception) to September 30, 2009	4
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited) for the nine months ended September 30, 2009	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008 and the cumulative period from February 23, 1998 (inception) to September 30, 2009	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ITEM 4. CONTROLS AND PROCEDURES	21 21
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS	21
SIGNATURES	22
EXHIBITS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$3,272,678	$20,057,937
Accounts receivable, product sales	—	470,288
Inventory	—	1,847,904
Prepaid expenses and other current assets	493,534	511,820
Total current assets	3,766,212	22,887,949
Long term marketable securities available for sale	—	1,586,910
Fixed assets, at cost, net of accumulated depreciation	950,426	1,195,670
Intangible assets, net of accumulated amortization	3,039,090	3,480,248
Other assets	146,468	154,918
Total assets	7,902,196	29,305,695
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	7,770,353	8,119,006
Deferred revenue, current	1,204,301	—
Deferred lease liability	426,587	513,519
Total current liabilities	9,401,241	8,632,525
Deferred revenue, noncurrent	5,017,921	—
Total liabilities	14,419,162	8,632,525
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2009 and December 31, 2008, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2009 and December 31, 2008; 60,675,016 and 60,649,358 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	60,675	60,649
Additional paid-in capital	176,801,138	174,534,897
Other comprehensive income	25,499	10,383
Deficit accumulated during the development stage	(183,404,278)	(153,932,759)
Total stockholders’ equity (deficit)	(6,516,966)	20,673,170
Total liabilities and stockholders’ equity (deficit)	$7,902,196	$29,305,695

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)
					Cumulative from
					February 23, 1998
	For the three months ended		For the nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Revenues:
Partner revenue	$1,130,966	$—	$3,330,849	$—	$3,330,849
Product revenue	—	366,050	188,172	611,352	1,289,785
Government grants and contracts	—	—	—	—	5,804,824
Total revenues	1,130,966	366,050	3,519,021	611,352	10,425,458
Costs and expenses:
Costs of revenue	881,539	272,358	2,899,368	451,763	3,748,959
Research and development	4,165,716	6,887,952	21,320,172	17,043,301	124,387,356
Selling, general and administrative	2,369,210	4,163,646	8,153,955	13,400,159	68,914,838 (1)
Depreciation and amortization	79,615	85,958	245,138	206,561	814,910
Total costs and expenses	7,496,080	11,409,914	32,618,633	31,101,784	197,866,063
Operating loss	(6,365,114)	(11,043,864)	(29,099,612)	(30,490,432)	(187,440,605)
Other income (expense):
Interest income	5,864	229,958	49,632	807,760	5,090,230
Interest expense	—	—	—	—	(944,657)
Other income (expense)	(394,187)	(33,275)	(415,327)	2,814	(86,583)
Total other income (expense)	(388,323)	196,683	(365,695)	810,574	4,058,990
Loss before income tax provision	(6,753,437)	(10,847,181)	(29,465,307)	(29,679,858)	(183,381,615)
Income tax provision	6,756	23,375	6,212	23,375	22,663
Net loss	(6,760,193)	(10,870,556)	(29,471,519)	(29,703,233)	(183,404,278)
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	—	—	(3,559,305)
Net loss attributable to common stockholders	$(6,760,193)	$(10,870,556)	$(29,471,519)	$(29,703,233)	$(186,963,583)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.18)	$(0.49)	$(0.54)
Weighted average shares	60,447,975	60,393,432	60,433,689	54,767,751

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2009
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)
Balance at December 31, 2008	60,649,358	$60,649	$174,534,897	$10,383	$(153,932,759)	$20,673,170
Net loss for the period ending September 30, 2009					(29,471,519)	(29,471,519)
Cumulative translation adjustment				15,116		15,116
Change in unrealized loss on investments				-		-
Total comprehensive income (loss)						(29,456,403)
Share based compensation expense			2,254,709			2,254,709
Shares issued for Employee Stock Purchase Plan	25,658	26	11,532			11,558
Balance at September 30, 2009	60,675,016	$60,675	$176,801,138	$25,499	$(183,404,278)	$(6,516,966)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009
(Unaudited)

	For the Nine Months Ended September 30,		Cumulative from February 23, 1998 (Inception) to September 30, 2009

	2009	2008
Cash flows from operating activities:
Net loss	$(29,471,519)	$(29,703,233)	$(183,404,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245,138	206,561	814,910
Amortization of intangible asset	441,158	168,276	760,910
Stock based compensation expense	2,254,709	2,662,442	11,872,376
Impairment of long-term marketable securities	—	—	213,090
Realized loss (gain) on sale of marketable securities	386,855	(34,773)	352,082
Amortization of premium/discount on marketable securities	—	(6,324)	(44,862)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation	—	—	345,672
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,003,076
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	470,288	(368,052)	—
(Increase) decrease in inventory	1,847,904	(1,923,319)	—
(Increase) decrease in prepaid expenses, other current assets and other assets	26,842	764,211	(621,431)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(333,537)	2,024,940	7,797,520
Increase in deferred revenue	6,222,222	—	6,222,222
Increase (decrease) in deferred lease liability	(86,932)	56,536	426,587
Increase in due to Licensor	—	—	500,000
Net cash used in operating activities	(17,996,872)	(26,152,735)	(130,944,969)
Cash flows from investing activities:
Purchases of marketable securities	—	(2,100,000)	(82,752,017)
Sales and redemptions of marketable securities	1,200,055	21,651,653	82,231,708
Capital expenditures	—	(934,651)	(1,764,115)
Acquisition of intangible assets	—	—	(3,800,000)
Net cash provided by (used in) investing activities	1,200,055	18,617,002	(6,084,424)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	—	752,213
Proceeds from shares issued under ESPP	11,558	—	31,445
Proceeds from exercise of options	—	507,361	1,908,119
Proceeds from sale of Common Stock	—	27,529,702	122,921,776
Proceeds from sale of Preferred Stock	—	—	25,451,201
Costs associated with sale of Common Stock	—	(1,767,857)	(9,344,579)
Costs associated with sale of Preferred Stock	—	—	(1,764,385)
Proceeds from notes payable	—	—	2,015,000
Proceeds from issuance of debenture	—	—	1,000,000
Repayment of debenture	—	—	(1,000,000)
Costs associated with notes payable	—	—	(153,719)
Repayment of notes payable	—	—	(1,515,000)
Net cash provided by financing activities	11,558	26,269,206	140,302,071
Net increase (decrease) in cash and cash equivalents	(16,785,259)	18,733,473	3,272,678
Cash and cash equivalents at beginning of period	20,057,937	15,931,243	—
Cash and cash equivalents at end of period	$3,272,678	$34,664,716	$3,272,678
Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633
Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of Common Stock	$—	$—	$500,000
Non-cash addition of intangible assets	$—	$—	$2,000,000
Options and warrants issued for services and financings	$—	$—	$1,222,574
Conversion of merger note and accrued interest to Series C stock	$—	$—	$519,795
Recapitalization in connection with merger with Intrac	$—	$—	$1,153

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries Javelin Pharmaceuticals UK Limited (through February 7, 2009), Javelin Pharmaceuticals GmbH, and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America, as our United Kingdom (“U.K.”) subsidiary was sold to Therabel Pharma N.V. (“Therabel”) during the first quarter of 2009, and we have very limited activities in our German branch office. We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the acute care pain management market.

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

Partner Transaction

On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel, under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S. In connection with this transaction, Therabel acquired our U.K. subsidiary. In February 2009, we received an upfront payment of $7.0 million. In April 2009 and August 2009, we received approximately $1.7 million and $0.8 million, respectively, for the sale of existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

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

We generated revenues from product sales in the U.K. starting in the first quarter of 2008 through February 7, 2009, at which point we licensed our product in the U.K. and E.U. to Therabel for which we received an upfront payment of $7.0 million. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject. The extent of the anticipated revenue from royalties from product sales is dependent upon many factors, including Therabel’s ability to successfully market the product, obtain market acceptance, and file additional marketing applications for Dyloject in the E.U. There can be no assurance that this will happen. Although we believe that our existing cash resources, in addition to those cash resources that we received pursuant to our registered direct offering in November 2009 discussed below, will be sufficient to support the current operating plan into January 2010, we will need additional financing to support our operating plan thereafter. We may seek to raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Subsequent Events

We evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events. Our non-recognizable subsequent event consisted of the issuance of common stock to an investor in a registered direct offering in November 2009, which is disclosed in detail in Note 8 of these financial statements.

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

During the period in which we recorded product revenue, our return policy allowed for returns based on subjective criteria of the buyer for a limited period of time after the product was delivered. Because we started recording sales in the first quarter of 2008, we did not have a significant amount of history to draw upon in determining the level of returns that we might experience based on our return policy. As such, we believed it was appropriate not to record product revenue on those shipments occurring in the reporting period that could be returned in the following reporting period, and recognized product revenues on those shipments when the right of return restrictions lapsed in the subsequent period.

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

In February 2009, we received an upfront payment of $7.0 million. In April 2009 and August 2009, we received approximately $1.7 million and $0.8 million, respectively, for the sale of existing inventory of Dyloject to Therabel.  The agreement also provides for the potential of up to $59.5 million in sales and regulatory milestone payments and provides for future royalties on sales of Dyloject. The Agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the Agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate the Agreement upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the Agreement following a specified period of prior written notice to us.

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

Product Sales to Partner

The Agreement provides for the sale of our existing inventory to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory was sold to Therabel on a one-time, royalty-free basis. For the three and nine months ended September 30, 2009, Therabel had taken delivery of approximately $0.8 million and $2.6 million, respectively, of inventory for which we recorded revenue. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor. We received $1.7 million in April 2009 and $0.8 million in August 2009.

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for us on September 30, 2009. The Codification did not have an impact on our financial condition or results of operations.

3. Inventory

Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. It is comprised entirely of Dyloject. The components of inventory are as follows:

	September 30, 2009	December 31, 2008
Work in process	$—	$463,473
Finished goods	—	1,384,431
Total	$—	$1,847,904

As of February 7, 2009, we sold approximately $1.7 million of our Dyloject finished goods inventory to Therabel as part of our licensing transaction. We sold an additional $0.8 million to Therabel during the three months ended September 30, 2009. We have no inventory remaining as of September 30, 2009.

4. Intangible Assets

As of September 30, 2009 and December 31, 2008, our intangible assets related to our Shimoda Biotech (Proprietary) Ltd. milestones were as follows:

	September 30, 2009	December 31, 2008
Cost	$3,800,000	$3,800,000
Accumulated amortization	(760,910)	(319,752)
Intangibles, net	$3,039,090	$3,480,248

For the three and nine months ended September 30, 2009, our amortization expense of the intangible assets amounted to $147,053 and $441,158, respectively. For the three and nine months ended September 30, 2008, our amortization expense of the intangible assets amounted to $56,092 and $168,276, respectively.

5. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Under the guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We implemented the guidance as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis effective January 1, 2009. Implementation of this guidance for our non-financial assets and liabilities did not have an impact on our financial position or results of operations.

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

Effective April 1, 2009, we implemented a new accounting standard under ASC 820-10, which provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial). Additionally, we are required to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this new accounting standard did not have any impact on our financial position or results of operations.

As of September 30, 2009, we have no assets or liabilities that are measured at fair value on a recurring basis.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets that are measured at fair value on a recurring basis:

	Three months ending September 30,		Nine months ending September 30,
Auction Rate Securities	2009	2008	2009	2008
Beginning balance	$1,624,896	$—	$1,586,910	$—
Settlements	(1,200,055)	—	(1,200,055)	—
Losses included in earnings	(386,855)	—	(386,855)	—
Loss included in OCI	(37,986)	—	—	—
Transfer into Level 3	—	1,800,000	—	1,800,000
Ending balance	$—	$1,800,000	$—	$1,800,000

Our Level 3 financial assets consisted of a student loan auction rate bond issued by a state agency and an auction rate preferred stock of a closed end mutual fund. The closed end mutual fund primarily invested in common stocks, including dividend paying common stocks such as those issued by utilities, real estate investment trusts and regulated investment companies under the Internal Revenue Code. The fund also invested in fixed income securities such as U.S. government securities, preferred stocks and bonds.

Due to adverse developments in the global credit and capital markets beginning in 2008, certain auctions had failed as a result of liquidity issues and there was little to no current market activity for these instruments. As a result, Level 1 and Level 2 pricing inputs were unavailable to support the fair value of these securities and we had classified these securities as Level 3 as December 31, 2008. With the help of a third party valuation specialist, we monitored the fair value of these auction rate securities to determine if they could be impaired on an “other-than-temporary” basis. This judgment was based on a qualitative and quantitative analysis of each security. This included a review of each security’s collateral, ratings and insurance in order to assess default risk, credit spread risk and downgrade risk. Additionally, a risk assessment was prepared for each security based on the details of each security, as well as the influence of various credit risks and overall credit environment. We determined these securities were impaired on an “other-than-temporary” basis as of December 31, 2008.

During the quarter ended September 30, 2009, the auction rate market had not yet returned to orderly functionality, however we became aware of various market participants willing to enter into transactions at a discount. We were presented with such an opportunity and on September 1, 2009, we redeemed our marketable securities to use the funds for operating purposes. As a result, we realized a loss of $386,855 on the sale of these securities, which is included in earnings for the three and nine months ended September 30, 2009.

6. Financial Instruments

As of September 30, 2009, we had no long term marketable securities or other financial instruments. The following is a summary of our long term marketable securities available for sale as of December 31, 2008:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008:
Long-term marketable securities:
Taxable Auction Securities	1,586,910	-	-	1,586,910
Total long term marketable securities	$1,586,910	$-	$-	$1,586,910

Our auction rate securities were classified as long-term due to the fact that the auctions on these securities had failed as a result of liquidity issues and there is no current market activity for these instruments. Additionally, we determined the fair value of these securities was below par, and recorded an expense to the results of operations to reflect the impairment in the amount of $213,090 in 2008. We had no unrealized losses on our marketable securities as of December 31, 2008.

In April 2009, we adopted new accounting guidance under ASC 320-10, Investments – Debt and Equity Securities (formerly FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments), which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This new guidance applied only to debt securities, and did not have an impact on our results of operations.

For the other than temporary impairment as of December 31, 2008, we believe the impairment was correctly charged to earnings and no cumulative effect adjustment was required to reclass amounts out of retained earnings into other comprehensive income.

7. Income Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes (formerly Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that we recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. It also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

ASC 740 also requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. We have evaluated our tax positions related to our deferred tax assets and their valuation allowances as of September 30, 2009. As a result of our evaluation, we believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. As of the date of these condensed consolidated financial statements, all tax years for which we have a net operating loss are open to the possibility of examination by federal, state, or local taxing authorities. Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of September 30, 2009.

8. Stockholders’ Equity

Registered Direct Offering of Common Stock

In November 2009, we issued 3,186,700 shares of our common stock to a certain institutional investor in a registered direct offering. The aggregate gross proceeds from the offering were approximately $4.0 million, and the aggregate net proceeds, after deducting the fees of the placement agent and other offering expenses, were approximately $3.7 million. We anticipate using the net proceeds from the offering to fund clinical research and development programs for our product candidates, capital expenditures, and for other general corporate purposes. The common stock that was sold in the offering was registered on a universal shelf registration statement on Form S-3 (No. 333-140481) that was declared effective by the Securities and Exchange Commission (the “SEC”) on February 12, 2007, and under which approximately $0.7 million remains available for future issuance after this offering.

Comprehensive Loss

ASC 220-10, Comprehensive Income (formerly SFAS No. 130, Reporting Comprehensive Income), provides standards for reporting and display of comprehensive loss and its components in the financial statements. For the three months ended September 30, 2009, our comprehensive loss was $6.8 million, which consisted primarily of our net loss and approximately $38,000 change in unrealized gain on marketable securities. For the three months ended September 30, 2008, our comprehensive loss was $10.8 million, which consisted primarily of our net loss, offset by approximately $37,000 for the cumulative translation adjustment impact in consolidation of our foreign subsidiaries. For the nine months ended September 30, 2009, our comprehensive loss was $29.5 million, which consisted primarily of our net loss and $15,116 cumulative translation adjustment impact in consolidation of our foreign subsidiaries. For the nine months ended September 30, 2008, our comprehensive loss was $29.7 million, which consisted primarily of our net loss, as well as an $8,594 change in unrealized gain on marketable securities and $16,022 cumulative translation adjustment impact in consolidation of our foreign subsidiaries.

9. Share Based Compensation

Stock Incentive Plan

We recorded share-based compensation for the three and nine months ended September 30, 2009 and 2008 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Research and development	$301,066	$323,017	$794,931	$871,569
Selling, general and administrative	407,678	607,738	1,459,778	1,790,873
Total impact on results of operations	708,744	930,755	2,254,709	2,662,442

Per share impact on results of operations	$0.01	$0.02	$0.04	$0.05

Included in share based compensation for the three and nine months ending September 30, 2009 are expenses of $8,031 and $17,419, respectively, related to our employee stock purchase plan. Included in share based compensation for the three and nine months ending September 30, 2008 are expenses of  $20,441 and $27,254, respectively, related to our employee stock purchase plan, which we commenced in May 2008.

The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected volatility	—	—	96%	76%
Expected life	—	—	5.0 years	5.0 years
Dividend yield	—	—	0%	0%
Risk free interest rate	—	—	1.8%	2.8%
Weighted average per share grant date fair value	$—	$—	$0.83	$1.99

Transactions involving options granted under the 2005 Plan during the nine months ended September 30, 2009 are summarized as follows:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Balance outstanding, January 1, 2009	7,110,950	$3.25	4,044,316	$3.02
Granted during the period	2,322,070	$1.14	—	—
Exercised during the period	—	$—	—	—
Forfeited during the period	(967,222)	$2.60	—	—
Expired during the period	(1,033,305)	$3.79	—	—
Balance outstanding, September 30, 2009	7,432,493	$2.60	4,248,577	$3.04

Stock options – time-based vesting

In the nine months ended September 30, 2009, we granted 1,558,300 stock options with time-based vesting having exercise prices ranging from $1.07 to $1.26 per share, with a weighted average exercise price of $1.12, which vest between eight months and three years. This includes an annual award to employees of approximately 1,062,000 in January 2009 at a weighted average grant price of $1.07. These awards were merit based awards granted to employees for 2008 services and vest over three years. The deemed per share weighted average fair value of our stock options at the time of the stock option grants for the nine months ended September 30, 2009 was $0.82 for the time-based vesting options granted, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method.

Stock options – performance based vesting

In the nine months ended September 30, 2009, we granted 763,770 stock options with performance-based vesting having exercise prices ranging from $1.15 to $1.26 per share, with a weighted average exercise price of $1.18. This includes a grant to employees of 524,000 performance based stock options in March 2009 at a grant price of $1.15. These options will vest annually over three years from the grant date, but will be forfeited if specified 2009 corporate goals are not achieved. Additionally, in May 2009, we granted a total of 239,770 performance based stock options to certain members of senior management at a grant price of $1.26, which were granted to replace any potential cash bonus for 2009 that they would otherwise have received. These options vest in February 2010 if our goals are met. If the goals are not met, the options will be forfeited. The deemed per share weighted average fair value of our stock options at the time of the stock option grants for the nine months ended September 30, 2009 was $0.87 for the performance-based vesting options granted, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method.

The weighted average remaining contractual lives of the options outstanding and exercisable were approximately 7.2 years and 5.9 years, respectively. We have not capitalized any compensation cost, and have recorded approximately $0.1 million of stock based compensation charges related to the modification of stock option grants for the nine months ended September 30, 2009. This expense related to the extension of time to exercise certain vested options for a terminated employee. There was no compensation expense related to modifications of stock options for the three months ended September 30, 2009 and the three and nine months ended September 30, 2008. We received proceeds of $507,361 for stock options exercised during the nine months ended September 30, 2008.

As of September 30, 2009, the total compensation cost related to time-vesting unvested option awards not yet recognized amounted to approximately $2.1million, which will be recognized over a weighted average of 1.5 years. The total estimated compensation cost related to performance-based vesting awards not yet recognized amounted to approximately $0.2 million, which will be recognized over a weighted average of 1.4 years.

Non-Plan Options

The following table summarizes non-plan stock option information as of September 30, 2009:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$3.87	1,019,328	1.17	$3.87	1,019,328	$3.87

For both the three and nine months ended September 30, 2009, 87,116 non-plan options expired.

Restricted Stock Units and Deferred Stock Units

Effective May 1, 2009, we granted each of our Chief Executive Officer and our President and Chief Medical Officer 119,048 deferred stock units (“DSUs”). In return, they agreed to reduce the amount of their annual base salary of $450,000 to $300,000 for the period from May 1, 2009 through April 30, 2010. The DSUs vest in twelve equal monthly installments beginning on June 1, 2009, and will be distributed in equal installments on May 1, 2010 and May 1, 2011. The DSUs had a grant date fair value of $1.26 per share. The fair values of our DSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period. For both the three and nine months ended September 30, 2009, we recorded share based compensation related to the DSUs of approximately $75,000 and $125,000, respectively.

On May 1, 2009, we granted certain members of senior management an aggregate of 30,000 restricted stock units, or RSUs. The RSUs would vest in equal annual installments on the first and second anniversary of the grant date (provided that they are employed by us on each date). The fair values of these time-vested RSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period, adjusted for the effect of estimated forfeitures. The RSUs had a grant date fair value of $1.26 per share. For both the three and nine months ending September 30, 2009, we recorded share based compensation related to the RSUs for approximately $7,000 and $12,000, respectively.

On May 1, 2009, we entered into an agreement with a consultant to provide partial compensation in the form of RSUs. The RSUs are granted as of the last day of each month worked, and are calculated based on the average closing stock price for the month. They are immediately vested, and are expected to be distributed in December 2009. The fair values of these time-vested RSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period. For the three and nine months ending September 30, 2009, we recorded share based compensation related to these RSUs for approximately $47,000 and $72,000 respectively.  Additionally, the consultant was authorized to receive up to 32,500 RSUs if certain performance criteria are met related to the acceptance of our Dyloject NDA by the FDA within a specific timeframe. Since the service-inception date precedes the grant date, we accrue compensation cost over the period between the service-inception date and the estimated grant date. We use the stock price and other pertinent factors on each subsequent reporting date to estimate the award’s fair value, until the grant date (i.e., remeasure each period at fair value). On the grant date, the estimate of the award’s fair value would be fixed, the cumulative amount of previously recognized compensation cost would be adjusted, and the company would no longer have to remeasure the award, assuming that the award was equity classified. For both the three and nine months ended September 30, 2009, we have recorded share-based compensation related to the performance-based RSUs of approximately $32,000.

10. Net Loss Per Share

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

The calculation of basic and diluted net loss per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net loss, basic and diluted	$(6,760,193)	$(10,870,556)	$(29,471,519)	$(29,703,233)
Denominator:
Weighted average common shares	60,447,975	60,393,432	60,433,689	54,767,751
Net loss per share, basic and diluted	$(0.11)	$(0.18)	$(0.49)	$(0.54)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
		Weighted		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price	Number	Price
Options	8,730,156	$2.74	8,282,307	$3.39	8,872,991	$2.89	8,211,598	$3.41
Warrants	2,378,589	$2.63	2,380,649	$2.63	2,378,809	$2.63	2,380,649	$2.63
Total	11,108,745		10,662,956		11,251,800		10,592,247

11. Commitments and Contingencies

Operating Leases

We recognize rental expense for leases on the straight-line basis over the life of the lease.

For the three and nine months ended September 30, 2009, we recognized rent expense of $172,226 and $525,502, respectively, compared to rent expense of $194,654 and $566,734 for the three and nine months ended September 30, 2008, respectively. We recorded a deferred lease liability of $426,587 and $513,519 at September 30, 2009 and December 31, 2008, respectively, for rent expense in excess of amounts paid.

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

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 included in the 2008 Form 10-K and the condensed consolidated unaudited financial statements as of September 30, 2009. Operating results are not necessarily indicative of results that may occur in future periods.

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

In addition to other factors and matters discussed elsewhere herein, the following are important factors that in our view could cause actual results to differ materially from those discussed in the forward-looking statements: the rate of acceptance of our product and our product candidates by physicians or patients; the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; our ability to attract and/or maintain manufacturing, research, development and/or commercialization partners; the timely receipt of regulatory approvals, including product and patent approvals; the commercialization of our product candidates, at reasonable costs; the ability of our suppliers to continue to provide sufficient supply of products; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and attract additional employees as required. We are also subject to numerous risks relating to our product and our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward looking statements to reflect events or circumstances after the date hereof.

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

We have devoted substantially all of our resources since we began our operations in February 1998 to the development, and during 2008 with respect to Dyloject the commercialization, of proprietary pharmaceutical products for the treatment of acute care pain. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $183.4 million through September 30, 2009, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses related to the commercialization of Dyloject in the U.K. Research and development activities include salaries, benefits and stock-based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, regulatory and filing fees, and clinical and commercial scale manufacturing. Selling, general and administrative costs include salaries, benefits and stock-based compensation for employees, temporary and consulting expenses, and costs associated with our pre- and post-launch selling and marketing activities in the U.K.

On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million. In April 2009 and August 2009, we received approximately $1.7 million and $0.8 million, respectively, for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

Since our inception, we have incurred approximately $124.4 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. Total research and development costs incurred to date for each of these products were approximately $54.8 million, $30.4 million and $19.0 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of Innovative Drug Delivery Systems, Inc. (our predecessor corporation) with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.

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

Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. Although we believe that our existing cash resources, in addition to those cash resources that we received pursuant to our registered direct offering in November 2009 described below, will be sufficient to support the current operating plan into January 2010, we will need additional financing to support our operating plan thereafter. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.

Results of Operations

Three and Nine Months Ended September 30, 2009 and 2008

Revenues

Product Revenue. We had no product revenue for the three months ended September 30, 2009 compared to $366,050 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, we recorded product revenue of $188,172 and $611,352, respectively. Product revenue consists entirely of sales of Dyloject, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml), to hospitals in the U.K. Commercial launch of the product occurred in December 2007 upon first inclusion in local hospital formularies. Product revenue for 2009 includes only sales to hospitals prior to the Therabel transaction in February 2009. In February 2009, we licensed our U.K. and EU rights to the product to Therabel, under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S.

We do not expect to generate any further product revenue in 2009. Any revenue we record in the remainder of 2009 will be related to our agreement with Therabel.

Partner Revenue. Our partner revenue consists of revenue related to our transaction with Therabel, which occurred in February 2009. There was no partner revenue in 2008.

A breakout of our partner revenue is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Product sales to partner	$829,891	$—	$2,553,072	$—
Amortization of partner milestones	301,075	—	777,777	—
Total	$1,130,966	$—	$3,330,849	$—

Product sales to partner. The Agreement provides for the sale of our existing inventory to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory is sold to Therabel on a one-time, royalty-free basis. Through September 30, 2009, Therabel had taken delivery of approximately $2.6 million of inventory, to which we recorded revenue of $1.7 million in the first quarter of 2009 and $0.8 million in the third quarter of 2009. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor. Our entire existing inventory at the time of the Therabel agreement has been sold to Therabel.

Amortization of partner milestones. The Agreement with Therabel provided for $7.0 million in an upfront payment, which we received in February 2009. There are future performance obligations on our part under the License Agreement. The upfront payment is being recognized in our results of operations over the estimated term of the Agreement, which we expect will be through November 2014.

Costs and Expenses

Costs of Product Revenues. For the three months ended September 30, 2009 and 2008, our cost of product revenues was approximately $0.9 million and $0.3 million, respectively. For the nine months ended September 30, 2009, our cost of product revenue was approximately $2.9 million compared to $0.5 million for the first nine months of 2008.

For the three and nine months ended September 30, 2009, cost of product sales included costs of approximately $0.8 million and $2.6 million, respectively, for inventory sold to Therabel.  For the three and nine months ended September 30, 2009, our cost of product revenue for our portion of royalties payable to third parties for sales recorded by Therabel during the period were approximately $68,000 and $166,000, respectively. Additionally, we recorded charges of $161,000 for the cost of product revenue associated with our third party sales during the January 1 to February 7, 2009 period. The high cost of product revenues was due to the low yields and high per unit costs for production, shipping, labeling, packaging and sampling costs related to our contract manufacturer and early supply chain deployment for a new product launch. Additionally, we incurred significant costs for new product sampling and testing prior to labeling and packaging related to Dyloject. These costs were immediately expensed to cost of goods sold in the period they occurred.

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

Research and development expenses decreased from approximately $6.9 million for the three months ended September 30, 2008 to $4.2 million for the three months ended September 30, 2009. Research and development expenses increased from approximately $17.0 million for the nine months ended September 30, 2008 to $21.3 million for the nine months ended September 30, 2009.

For the three months ended September 30, 2009, the decrease in research and development expenses compared to the same period of 2008 was primarily attributable to lower clinical trial expenses of approximately $1.7 million for Dyloject and Ereska in the third quarter of 2009 over 2008. In the third quarter of 2009, Dyloject expenses related primarily to the remaining expenses associated with our Phase 3 safety study for Dyloject, which began enrolling in September 2008 and completed enrollment in the second quarter of 2009, intended to supplement our summary of integrated patient safety data base, a part of our New Drug Application (NDA) for Dyloject in the United States, planned for submission to the U.S. Food and Drug Administration (the “FDA”) in 2009. Additional Dyloject expenses related to the pharmacokinetic (PK) safety study that began in June 2009, as well as consulting, regulatory and other costs associated with our NDA filing process for Dyloject. In the third quarter of 2008, we incurred expenses related to the initiation of our Phase 3 safety study for Dyloject and clinical trial expenses for costs related to Ereska’s pivotal Phase 3 efficacy study to support the NDA for Ereska in the US, which began enrollment in June 2008. Additionally, expenses decreased by approximately $0.9 million for manufacturing-related costs for the third quarter of 2009 from the third quarter of 2008.  The decrease is primarily due to the scale up and validation of Baxter Healthcare Corporation as a secondary supplier for Dyloject in the UK that occurred in the third quarter of 2008, and lower compensation and benefits for manufacturing employees due to reduced headcount in the third quarter of 2009.

For the nine months ended September 30, 2009, the increase in research and development expenses compared to the same period of 2008 was primarily attributable to higher clinical trial expenses of approximately $7.2 million for Dyloject and to a lesser extent, Ereska, in the first nine months of 2009 over 2008.  The increase is directly related to expenses incurred in our Phase 3 safety study, in which a substantial portion of our enrollment occurred in 2009, our PK safety studies that occurred in 2009, as well as consulting, regulatory and other costs associated with our NDA filing process for Dyloject. Our manufacturing-related costs decreased by approximately $3.0 million for the first nine months of 2009 from the first nine months of 2008, primarily because manufacturing costs in the first nine months of 2008 included the scale up and validation of Baxter Healthcare Corporation as a secondary supplier for Dyloject in the UK, as compared to lower manufacturing costs related to stability testing and lower compensation and benefits for manufacturing employees due to reduced headcount in the first nine months of 2009.

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

Selling, general and administrative expenses decreased from approximately $4.2 million for the three months ended September 30, 2008 to $2.4 million for the three months ended September 30, 2009. Selling, general and administrative expenses decreased from approximately $13.4 million for the nine months ended September 30, 2008 to $8.2 million for the nine months ended September 30, 2009. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2009 over the comparable period of 2008 was primarily the result of $1.4 million and $4.2 million in decreased sales and marketing costs for the three and nine month periods, respectively, as a result of our termination of sales and marketing activities after the Therabel transaction in February 2009. Additionally, our general and administrative costs decreased by approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. These decreases were primarily due to overall cost savings initiatives across the company, including legal fees, patent fees, and other third party service fees, as well as reduced compensation and benefits from lower headcount in 2009.

Interest Income. Interest income consists of interest earned on our cash, cash equivalents and marketable securities available for sale. Interest income decreased from approximately $0.2 million for the three months ended September 30, 2008 to approximately $6,000 for the three months ended September 30, 2009. Interest income decreased from approximately $0.8 million for the nine months ended September 30, 2008 to approximately $50,000 for the nine months ended September 30, 2009. The decrease was primarily due to current market conditions providing lower yields on investments, and lower average cash balances.

Other Income (Expense). For the three and nine months ended September 30, 2009, other expenses consisted  primarily  of $386,855 of realized losses on sales of our marketable securities in the third quarter of 2009, and of net realized losses on foreign exchange transactions. Other income for the nine months ended September 30, 2008 consists primarily of gains on the sales of marketable securities in the first quarter of 2008, offset by foreign exchange transaction losses realized in the third quarter of 2008.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the public and private sale of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of September 30, 2009, we had cash and cash equivalents of approximately $3.3 million, compared to cash, cash equivalents and marketable securities of approximately $21.6 million, including $1.6 million of long-term marketable securities, as of December 31, 2008.

On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million In April 2009 and August 2009, we received approximately $1.7 million and $0.8 million, respectively, for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

In November 2009, we issued 3,186,700 shares of our common stock to a certain institutional investor in a registered direct offering. The aggregate gross proceeds from the offering were approximately $4.0 million, and the aggregate net proceeds, after deducting the fees of the placement agent and other offering expenses, were approximately $3.7 million. We anticipate using the net proceeds from the offering to fund clinical research and development programs for our product candidates, capital expenditures, and for other general corporate purposes. The common stock that was sold in the offering was registered on a universal shelf registration statement on Form S-3 (No. 333-140481) that was declared effective by the Securities and Exchange Commission (the “SEC”) on February 12, 2007, and under which approximately $0.7 million remains available for future issuance after this offering.

Although we believe that our existing cash resources, in addition to the funds we received pursuant to our registered direct offering, will be sufficient to support the current operating plan into January 2010, we will need additional financing to support our operating plan thereafter. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $187.0 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of September 30, 2009, we have paid an aggregate of $5.6 million and $6.0 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd. (“Shimoda”), respectively, pursuant to agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

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

Cash used in operating activities

From inception through September 30, 2009, net cash used in operating activities was approximately $130.9 million. Net cash used in operating activities decreased to approximately $18.0 million for the nine months ended September 30, 2009 from approximately $26.2 million for the nine months ended September 30, 2008.

Net cash used in operating activities for the nine months ended September 30, 2009 consists primarily of our net loss of $29.5 million, offset primarily by cash provided by Therabel of $7.0 million. We had higher cash outflows associated with increased research and development activity in the first nine months of 2009 related to our clinical trials for Dyloject and Ereska, which were offset by $7.0 million received from Therabel and reductions in sales and marketing expense associated with the licensing of Dyloject in Europe. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses, which were approximately $2.3 million and $2.7 million in 2009 and 2008, respectively. Also in the first nine months of 2009, our outstanding payables and accrued expenses decreased by approximately $0.3 million, our accounts receivable decreased by approximately $0.5 million, our prepaid expenses, other current assets and other assets increased $0.03 million, and our inventory levels decreased by approximately $1.8 million.

Cash used in investing activities

From inception through September 30, 2009, net cash used in investing activities was approximately $6.1 million, primarily related to cash used in the acquisition of intangible assets and fixed assets. We expect that cash used for investing activities in 2009 will fluctuate based on the need for capital improvements.

Cash provided by financing activities

From inception through September 30, 2009, net cash provided by financing activities was approximately $140.3 million. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, and the future volume of warrants and stock options exercised.

Commitments

The following table summarizes our commitments as of September 30, 2009:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	Beyond 5 years
Operating leases	$2,104,969	$774,328	$1,330,641	$—	$—
License Agreement	7,000,000	2,000,000	—	5,000,000	—
Manufacturing Supply Agreements	14,852,874	1,622,874	13,230,000	—	—
	$23,957,843	$4,397,202	$14,560,641	$5,000,000	$—

The timing of the remaining license agreement milestones for Shimoda and Archimedes Pharma Limited is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future non-clinical and clinical trials and any requirements imposed on our non-clinical and clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years from September 30, 2009.

Critical Accounting Estimates

Research and Development Costs. Since our inception, we have incurred approximately $124.4 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our product candidates, nor is it possible to estimate when, if ever, any of our product candidates will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our product candidates, which could result in significant delays in obtaining approval to sell our product candidates, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our product candidates, difficulties in commercial scale manufacturing, failure to gain favorable pricing from various institutions, and failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

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

Off Balance Sheet Arrangements

Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in ASC 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (formerly paragraph 11(a) of SFAS 133 –Accounting for Derivative Instruments and Hedging Activities), and are accordingly not accounted for as derivatives under the Codification, but instead included as a component of equity. See Footnote 8 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Consolidated Statement of Shareholders’ Equity for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

JAVELIN PHARMACEUTICALS, INC.

Date: November 9, 2009	By:	/s/ Martin J. Driscoll
Name: Martin J. Driscoll
Title: Chief Executive Officer

Date: November 9, 2009	By:	/s/ Stephen J. Tulipano
Name: Stephen J. Tulipano
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)     Filed herewith.
(2)     Furnished herewith.