Form 10-K
period 2009-12-31
JAVELIN PHARMACEUTICALS, INC
filed 2010-03-08
CIK 50710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act (check one): Yes ☐ No ☑

Based on the closing price of $1.23 per share on June 30, 2009, the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $53,479,780.

The number of shares of the registrant’s common stock outstanding as of March 4, 2010: 64,368,371 shares.

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

Recent Developments

Merger with Myriad Pharmaceuticals

On December 18, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Myriad Pharmaceuticals, Inc. (“MPI”), MPI Merger Sub, Inc., a wholly-owned subsidiary of MPI (the “Merger Sub”), and a representative of our stockholders (the “Stockholder Representative”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Javelin with Javelin continuing as the surviving corporation and a wholly-owned subsidiary of MPI (the “Merger”). Upon consummation of the Merger, the pre-Merger stockholders of our company will own approximately 40.6% of the combined company.

There are no assurances that the proposed Merger will be consummated on the expected timetable (during the first half of 2010), or at all. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Merger or any agreements or transactions contemplated thereby.

At the effective time of the Merger, each outstanding share of our common stock (“Javelin Common Stock”) will be converted and exchanged into the right to receive 0.2820 shares of MPI’s common stock (“MPI Common Stock”) and a number of additional shares of MPI Common Stock upon approval by the United States Food and Drug Administration (the “FDA”) of the New Drug Application for Dyloject™ (injectable diclofenac) (the “Dyloject NDA”) in the amount of:

●	0.0491 shares of MPI Common Stock if the FDA approves the Dyloject NDA on or prior to June 30, 2010;

●	0.0246 shares of MPI Common Stock if the FDA approves the Dyloject NDA after June 30, 2010, but on or prior to January 31, 2011; or

●	0.0123 shares of MPI Common Stock if the FDA approves the Dyloject NDA after January 31, 2011, but on or prior to June 30, 2011.

Immediately following the consummation of the Merger, MPI will deposit in an escrow account the maximum number of additional shares of MPI Common Stock issuable upon FDA approval of the Dyloject NDA to our pre-Merger stockholders.

The Merger Agreement includes customary representations, warranties and covenants of the parties thereto. We have agreed to operate our businesses in the ordinary course until the effective time of the Merger, subject to certain agreed upon limitations, and have agreed to certain “non-solicitation” provisions that prohibit us from soliciting proposals relating to alternative business combination transactions and, subject to certain exceptions, entering into discussions or negotiations concerning proposals for alternative transactions prior to the effective time of the merger. MPI has also agreed to certain covenants, including a covenant that it will not, without our prior consent, sell or issue any equity securities except pursuant to existing stock options or existing rights or warrants.

Consummation of the Merger is conditioned upon the satisfaction of customary closing conditions, including the adoption of the Merger Agreement by the affirmative vote of stockholders holding a majority of the outstanding shares of Javelin Common Stock and the approval of the issuance of MPI Common Stock pursuant to the Merger Agreement by a majority of the votes cast by holders of MPI Common Stock. MPI and Javelin have each undertaken to hold a stockholders’ meeting to submit these matters to their respective stockholders for their consideration. MPI has filed with the Securities and Exchange Commission, or the SEC, a registration statement on Form S-4, which includes a joint proxy statement/prospectus of MPI and Javelin.

The Merger Agreement also includes certain termination rights for us and MPI and provides that, upon termination of the Merger Agreement under specified circumstances, one party will be required to pay the other party a termination fee of $2.9 million and/or to reimburse the other party’s reasonable expenses up to $1.5 million.

Working Capital Facility

In connection with the Merger Agreement, on December 18, 2009, we entered into a loan and security agreement (the “Loan and Security Agreement”) with MPI for a $6.0 million working capital facility (the “Working Capital Facility”). The Working Capital Facility may be drawn by us or by IDDS, up to $2.0 million per month, subject to an aggregate cap of $6.0 million, until March 15, 2010. Borrowings under the Working Capital Facility bear interest at a rate equal to 10% per annum, and the interest and aggregate amount of any outstanding loans will be due and payable on the first to occur of (i) the closing date of the Merger, (ii) within two business days or 90 days following the termination of the Merger Agreement, depending on the circumstances of such termination, or (iii) an acceleration for any event of default, including, without limitation, if an insolvency proceeding has been instituted. If the Merger Agreement is terminated and MPI would be required to pay the termination fee or our expenses, in each case under the Merger Agreement, then such amounts may be offset by any amounts outstanding under the Working Capital Facility. The obligations under the Working Capital Facility are secured by all assets of Javelin and IDDS.

The Working Capital Facility contains certain covenants, including compliance with the Merger Agreement, limiting use of proceeds for working capital purposes and limitations on incurrence of liens and transfer of collateral, except as permitted by the Merger Agreement. MPI may accelerate our obligations under the Working Capital Facility for any event of default, including default in performance of the Merger Agreement (beyond all notice and cure periods thereunder) and if a voluntary or involuntary insolvency proceeding has been instituted against Javelin or IDDS.

As of the date of this report, we have requested the entire $6.0 million of the facility for use in operations, which was received in three installments in 2010.

Overview

We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the acute care pain management market. We are developing and have begun to market simple and user-friendly products, involving new modes and routes of delivery for drugs optimized for relieving acute moderate-to-severe pain. In doing so, we intend to offer novel proprietary products that in some cases can be administered in a less invasive, more convenient manner and generally should offer either improved safety or efficacy, or both, as compared to formulations that are currently marketed by other companies. In addition, the product choices currently available for the treatment of acute moderate-to-severe pain are limited in the doses that may be given due to side effects, including cardiovascular depression, tolerance and addiction, respiratory depression, constipation, sedation and general diminution of quality of life. Our product candidates - Dyloject™ (injectable diclofenac), Ereska™ (intranasal ketamine) and Rylomine™ (intranasal morphine) - are focused on treating a variety of pain disorders ranging from acute and episodic moderate-to-severe pain associated with breakthrough cancer pain, post-operative pain, post-trauma pain such as orthopedic injury pain, procedural pain and burn pain. We believe that our products, assuming regulatory approvals, will offer patients and the medical community significant benefits and alternatives to the prescription pain medications available to pain sufferers today.

Our development programs are designed to support global product registration, although special emphasis is placed upon United States (the “U.S.”) and European filings for drug approval and product registration. In October 2007, Dyloject was approved for marketing in the United Kingdom (the “U.K.”), and we received pricing for this approved product in November 2007. Dyloject was approved for use by certain hospital formularies in the U.K. in early 2008, and our commercialization and development partner for the European Union (the “E.U.”) has initiated efforts to facilitate filings for marketing approval in certain other European countries. To date, we have generated approximately $1.3 million in revenue from the sale of Dyloject in the U.K. On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) under which we granted to Therabel an exclusive license under certain of our technology to commercialize Dyloject, and Therabel assumed from us all Dyloject commercialization, regulatory and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In connection with this transaction, Therabel acquired our U.K. subsidiary. In February 2009, we received an upfront payment of $7.0 million, and we received an additional $2.5 million in 2009 for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject.

Currently, Dyloject, Ereska and Rylomine are in late stage product development stage based upon the U.S. regulatory classification. Dyloject successfully completed Phase III clinical trials in 2007 and 2008, in which it met primary efficacy endpoints in postsurgical patients with moderate-to-severe pain after elective abdominal surgery (in the case of the trial completed in 2007) and orthopedic surgery (in the case of the trial completed in 2008). On December 2, 2009, we submitted to the U.S. Food and Drug Administration (the “FDA”) a New Drug Application (“NDA”) seeking U.S. marketing approval for Dyloject. The NDA has been accepted for formal review, and we have received an FDA Prescription Drug User Fee Act (“PDUFA”) date of October 3, 2010.

We have completed a multi-dose Phase III efficacy trial for Ereska, for which we announced preliminary results in August 2009. In February 2010, we announced that a reexamination conducted by a third party of pain score measurements from this study showed that top line results for Ereska’s primary endpoint were statistically significant. Previously, we had reported that the top line results for Ereska’s primary endpoint had narrowly failed to reach statistical significance.

Rylomine successfully completed a Phase III clinical trial in 2007. Additional clinical studies will need to be conducted before the submission of an NDA for this product candidate can be achieved. Currently we do not have any clinical studies for Rylomine scheduled, and we did not conduct any such studies during 2008 and 2009.

Over the coming year, our development activity for our product candidates will principally focus on (i) working with the FDA to gain approval of our NDA filing for Dyloject and (ii) meeting with the FDA to review the Ereska Phase III trial results and to discuss Ereska’s future clinical development program for U.S. registration.

Dyloject, Ereska and Rylomine are each in late stage development in the U.S., as shown below:

Product candidate	Indication	Development stage
Dyloject	Acute moderate-to-severe pain in adults	NDA accepted in February 2010 (U.S.) – PDUFA date October 3, 2010
(injectable diclofenac)	Post-operative pain, anti-inflammatory	MHRA Pricing Approval Received and Sales Commenced (U.K.) Implementing efforts to file for regulatory approval in other European Union countries

Ereska (intranasal ketamine)	Acute moderate-to-severe pain in medically supervised settings	Phase III (U.S.)

Rylomine (intranasal morphine)	Acute moderate-to-severe pain	Phase III (U.S.)

Dyloject (diclofenac sodium injectable)

Dyloject is an injectable formulation of diclofenac. Diclofenac is a prescription nonsteroidal anti-inflammatory drug (“NSAID”) that is widely prescribed to treat post-operative pain due to its combination of effectiveness and tolerability. There still exists an underserved medical need for a safe and effective injectable NSAID in the hospital setting. For example, ketorolac tromethamine is an injectable NSAID that had significant sales prior to the FDA’s imposing a black box warning limiting the combined duration of intravenous plus oral use to five days because of the risk of serious adverse events. Similar adverse events, including mortality, led to it being taken off the market in France and Germany. Oral diclofenac (marketed as Voltaren) can be used safely in excess of five days in contrast to oral ketorolac, the use of which is restricted to a maximum of five days due to safety concerns. Diclofenac is currently approved for use in the U.S. in a variety of oral formulations as well as a topical and ophthalmic formulation. An injectable formulation of diclofenac (Voltarol) is commercially available in Europe, but has significant drawbacks, including the need to buffer and dilute it at the pharmacy and a lengthy infusion period (over thirty minutes). The development of injectable formulations of diclofenac has been limited by its poor solubility. We believe that the proprietary formulation of injectable diclofenac that we are developing has the potential to overcome these issues and to provide an effective and safe treatment of moderate-to-severe acute pain. Caldolor, an injectable form of the NSAID ibuprofen that must be infused intravenously rather than given as a quick (bolus) injection,, was recently approved in the U.S. Clinical trials of this agent suggest, on the basis of parameters such as a lesser degree of opioid sparing and lower magnitude of baseline paid, that it may have lower intrinsic efficacy than injectable diclofenac. However, to our knowledge a head-to-head study to compare Caldolor with Dyloject for acute pain has not taken place.

In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase II/III study for Dyloject. At the European Society of Regional Anesthesia and Pain Therapy annual meeting in September 2005, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled Phase II/III pivotal clinical trial comparing the safety, efficacy and therapeutic equivalency of Dyloject to Voltarol. These results were published in 2007 in that organization’s peer-reviewed journal, Regional Anesthesia and Pain Medicine. We filed the Marketing Authorization Application (“MAA”) submission for approval to sell Dyloject in Europe in September 2005, and in October 2007 we announced that we received marketing authorization approval in the United Kingdom for Dyloject. In November 2007, we received pricing approval for Dyloject from the U.K. Department of Health Pharmaceutical Price Regulation Scheme, as well as notification of our first U.K. hospital formulary approval. Since then, we have continued to take the necessary steps to facilitate the product launch of Dyloject in certain additional E.U. member countries. However, there can be no assurance as to whether or when any such product launch will occur. As part of our efforts to expand approval of, and to generate revenues from, Dyloject in Europe, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) on January 15, 2009 under which we granted to Therabel an exclusive license under certain of our technology to commercialize Dyloject, and Therabel assumed from us all Dyloject commercialization, regulatory and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million, and we received an additional $2.5 million in 2009 for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject.

The U.S. development program for Dyloject has required several additional studies with significant investment of resources beyond those sufficient for European MAA because no injectable diclofenac product has yet been marketed in the U.S.

In January 2006, we announced that we had met our primary endpoint of a linear dose response for pain relief over six hours in a Phase IIb U.S. study of Dyloject. This randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Dyloject to intravenous ketorolac demonstrated that patients with moderate-to-severe pain after oral surgery who received Dyloject or intravenous ketorolac experienced statistically significant pain relief over six hours compared to patients who received a placebo. In addition, a post hoc analysis showed that approximately five minutes after intravenous injection, Dyloject demonstrated superior onset of pain relief compared to ketorolac as measured by statistically significant reductions in pain intensity and pain relief using both the VAS and categorical scales. In September 2006, we announced at “Europe Against Pain,” the annual meeting of EFIC (the European Federation of Chapters of the International Association for the Study of Pain) that the minimally effective dose of Dyloject in this study was 3.75mg, which was an unexpectedly low dose and novel finding. To achieve analgesia with lower doses of injectable diclofenac than were previously understood to be necessary offers the potential to reduce dose- related adverse effects with substantially equivalent analgesia. Moreover, although this study was designed to measure analgesic outcomes rather than differentiation of side effects between treatment groups, a post hoc analysis showed half the incidence of surgical site bleeding in patients given Dyloject compared to those given ketorolac. Further, in January 2008 we announced that our Phase I study of the effects upon platelet function of administering Dyloject at therapeutically relevant doses showed minimal, albeit detectable, effects. The effects of Dyloject as well as oral immediate release diclofenac, at their maximum, only reached the upper range of normal in contrast to the effects of ketorolac or aspirin. Both of the latter drugs produced dramatic, highly significant interference with platelet aggregation. These results addressed the potential that NSAIDs have upon surgical site bleeding and confirmed earlier literature showing the superiority of diclofenac over ketorolac with respect to this important safety consideration. These findings are now in press in the peer-reviewed Journal of Clinical Anesthesia, where they have been accepted for publication.

In May 2006, we commenced enrolling patients in the first of two larger Phase III post-operative moderate-to-severe pain studies for Dyloject that were required prior to filing the U.S. New Drug Application (“NDA”). In December 2007 we announced successful top-line results from the first of these Phase III studies in patients with postoperative abdominal pain, and in December 2008 we announced successful top-line results from the second of these Phase III studies in patients with postoperative orthopedic pain. In September 2008, we enrolled the first patient in a Phase III single-arm, open label observational safety study for Dyloject, which was designed to supplement our NDA. The observational safety study was completed in June 2009. We submitted the NDA for Dyloject on December 2, 2009. The NDA has been accepted for formal review, and we have received a PDUFA date from the FDA of October 3, 2010.

Ereska (intranasal ketamine)

Ereska, a proprietary nasal formulation of ketamine, is currently under development by us for treatment of acute moderate-to-severe pain, including emergency room, trauma and battlefield use. As reported in recent medical literature, the use of ketamine as an analgesic, while not yet approved by the FDA, is gaining clinician acceptance as a result of its effectiveness and minimal impact on cardiovascular and respiratory functions. Ketamine, a non-opiate, is an N-methyl-D-aspartate (“NMDA”) receptor antagonist that has been in clinical use for over 30 years as a general anesthetic. Since its approval by the FDA, ketamine has been safely used as an anesthetic in tens of thousands of patients. NMDA receptors are located in the central nervous system and play a role in the perception of acute and chronic pain as well as in the development of analgesic tolerance to opioids. Ketamine blocks NMDA receptors and therefore is a logical drug candidate for use as an analgesic for syndromes associated with acute pain, as well as breakthrough pain. Ketamine, at lower doses than those approved for use as an anesthetic, has been reported in the medical literature to be an effective analgesic in settings such as post-operatively, during medical procedures, and for neuropathic pain.

Ereska is in development in the U.S. for the treatment of acute moderate-to-severe pain in medically supervised settings. We believe that Ereska is optimized for use as a pain medication and potentially offers a safe, non-opioid alternative for the treatment of moderate-to-severe acute pain, particularly in the trauma, emergency room and battlefield settings.

In 2005, we completed the Ereska formulation and device bioequivalency programs and initiated additional Phase II studies. We published in the international, peer-reviewed journal Acute Pain in 2007 results of our Phase II randomized, double-blind, placebo-controlled trial showing statistically significant superiority of intranasal ketamine over placebo in a standard acute pain model (molar extraction). We met with the FDA in January 2007 to finalize the development plan for this product candidate. At this meeting, the FDA indicated that no additional clinical efficacy trials and only pharmacokinetic trials would be needed prior to filing an initial NDA. However, at our pre-NDA meeting in November 2007, the review division of the FDA requested that we conduct a pivotal efficacy development program prior to submission of an Ereska NDA. We have completed a multi-dose Phase III efficacy trial for Ereska, for which we announced preliminary results in August 2009. In February 2010, we announced that a reexamination conducted by a third party of pain score measurements from this initial Phase III study of Ereska demonstrated the primary endpoint was statistically significant. In addition, we announced all secondary endpoints measured in the trial, with the exception of a global patient assessment score, did not achieve statistical significance. In August of 2009, we had reported that the top line results for the study revealed the primary endpoint had narrowly failed to reach statistical significance. The previously disclosed top line results, based upon data captured by an external vendor, had inconsistencies whose presence was verified by a third party biostatistics company engaged by us that thoroughly reexamined the trial’s conduct and the initial primary analysis.  The third party’s correction of these inaccuracies yielded the change in the primary endpoint results. Ereska, a nonopioid analgesic, was generally well tolerated in the trial. We plan to meet with the FDA to review the trial’s results and discuss Ereska’s future clinical development program necessary for U.S. registration.

We are also continuing to perform internal deliberations regarding the development of Ereska in Europe. In June 2008 we were awarded a formulation patent in the E.U. for Ereska that expires in 2023.

Rylomine (intranasal morphine)

Rylomine has been in development in the U.S. and Europe for the treatment of acute moderate-to-severe pain and breakthrough pain. Morphine, the active pharmaceutical ingredient in Rylomine, is the analgesic standard to which all other opioids are usually compared, and has potent effects upon the mu-opioid receptor that is found in many nerve cells with pain pathways. When morphine binds to this receptor, it interferes with the transmission of pain signals from nerve endings and across nerve pathways to the spinal cord and brain. The power of morphine to reduce the level of physical distress places it among the most important naturally occurring compounds. Morphine is a strong analgesic used for the relief of moderate-to-severe acute and chronic pain, pre-operative sedation, and as a supplement to anesthesia. It is the drug of choice for treating moderate-to-severe pain associated with, in part, surgical operations, myocardial infarction and cancer. In addition, we have licensed a proprietary drug delivery technology, the ChiSys Delivery Platform, that allows us to nasally deliver and to achieve therapeutic blood levels of morphine in a predictable fashion that was previously unattainable when administered through the nasal route.

In October 2005, we announced that we had met our primary endpoint of a linear dose response for pain relief over four hours in a Phase IIb study of Rylomine. At the American Academy of Pain Medicine annual meeting in February 2006, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Rylomine to intravenous morphine. This study demonstrated that patients with moderate-to-severe pain after orthopedic surgery who received Rylomine or intravenous morphine experienced statistically significant pain relief over four hours compared to patients who received a placebo. We announced in April 2006 that we held our End-of-Phase II meeting with the FDA, and in May 2006 we initiated the U.S. Rylomine Phase III clinical program. In June 2007, we announced successful top-line clinical results of the first of two Rylomine Phase III clinical trials in which two dose regimens of Rylomine, intravenous morphine, or placebo were given to patients with acute pain after orthopedic surgery. Pain scores, time to request rescue analgesic medication and the doses required and other outcome measures were assessed and showed that Rylomine offered the same analgesic benefits as IV morphine and that both IV and intranasal morphine provided significantly superior analgesia than placebo. Because bone pain is often considered more resistant to morphine than is soft-tissue pain (e.g., post-abdominal surgery), we believe that these successful results in the more potentially challenging of our two Phase III pivotal trials are significant. We did not undertake any clinical trials for Rylomine during 2008 or 2009, and we do not have any planned for 2010. With respect to European regulatory approval for Rylomine, we have sought regulatory and scientific advice from French regulatory experts and the European Medicines Agency (“EMEA”). The results of any future clinical trials, along with the feedback we receive from the regulatory agencies, will determine the timing, extent and cost of the European Rylomine development program and product filings.

The proprietary technology used to develop Dyloject, Ereska and Rylomine is protected by patent applications filed and/or issued patents both in the United States and in other countries. During 2007, we were issued a patent covering Dyloject in Europe with an expiration date in 2024. In 2009, we were issued a patent directed to methods of preparing and compositions covering Dyloject in Canada with an expiration date in 2014. Additionally, we have received a U.S. patent covering our Ereska formulation and a Canadian patent covering devices and methods for treating pain using Ereska. The U.S. patent has an expiration date in 2023 and the Canadian patent expires in 2016. In June 2008 we were awarded a formulation patent in the EU for Ereska that expires in 2023. We have licensed the exclusive rights to develop and commercialize the proprietary formulations of our product candidates. Since inception, we have been awarded over $5.8 million in competitive and peer-reviewed government funding, including contracts from the U.S. Department of Defense and grants from the National Institutes of Health/National Cancer Institute (“NIH/NCI”). In 2007, we received a Tibbetts Award from the SBIR program of the NIH/NCI that had provided initial funding for our development of intranasal ketamine. We presented ongoing results from all three of our clinical programs at the 12th World Congress on Pain in August 2008 in Glasgow, Scotland. This Congress is held under the auspices of the International Association for the Study of Pain, the leading international organization in the field. We have submitted abstracts to the next such meeting, to be held in Montreal in August 2010.

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

Dyloject has the potential to provide an attractive alternative to opioids for the treatment of post-operative pain. Our most significant U.S. competitor in the injectable NSAID category is ketorolac tromethamine. In January 2006, we announced the results of a Phase IIb U.S. study in which a post hoc analysis found that  Dyloject had a quicker onset of action compared to ketorolac, i.e., five minutes after intravenous injection. When first launched, this drug had significant sales prior to the FDA imposing a black box warning limiting the combined duration of intravenous plus oral use of Toradol® to five days because of the risk of serious adverse events. Oral diclofenac can be used safely in excess of five days in contrast to oral ketorolac, the use of which is restricted to a maximum of five days due to safety concerns. Dyloject would be the first injectable version of diclofenac to be marketed in the U.S. We believe that Europe presents a meaningful opportunity for Dyloject as well because injectable Voltarol (diclofenac sodium) has significant drawbacks, including the need to freshly prepare, buffer and dilute at the pharmacy and infuse to the patient slowly over 30 minutes.

Oral diclofenac is a leading prescribed product in the post-operative pain category. Dyloject would provide the medical healthcare provider, for the first time, with a U.S.-approved injectable version of this drug for use in the immediate post-operative, in-hospital period. We anticipate that the consistency of parent drug and the drug’s dosage and administration regimen will allow for easy transition from injectable to oral diclofenac when post-operative patients are able to resume oral intake, thereby lowering the barrier to entry and driving product adoption.

Pain indications

The following information describes the potential uses for novel therapeutic regimens in the pain arena:

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

Orthopedic injury

Treatment of fractures can involve the realignment of bones, a procedure referred to as reduction. Although fractures and dislocations are generally due to minor injuries, the time leading up to and during reduction of a fracture or the correction of a dislocation is often associated with acute, moderate-to-severe pain. According to the National Center for Health Statistics’ National Hospital Ambulatory Medical Care Survey: 2006 Emergency Department Survey published in 2008, there were approximately 9.7 million emergency department visits due to fractures or strains and sprains in the U.S. in 2006. We believe that emergency departments have an economic incentive to use any therapy that can speed patient discharge from the hospital and avoid expenses associated with administration of intravenous drugs. We also believe that one or more of our product candidates might satisfy the underserved medical need for agents that are fast-acting, safe, and easily titrated to treat moderate-to-severe pain associated with orthopedic injury in the emergency department setting.

The following describes two pain indications that either have been targeted by us to a limited extent, or that may be targeted by us in the future:

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

Strategy

Our goal is to develop new prescription pain medications that are simple, user friendly and cost-effective for the potential treatment of patients with underserved pain management needs.

Key elements of our strategy are:

●
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

●
Efficiently select product candidates with the potential to minimize risk and maximize opportunity. We will continue to use in-house experience and capabilities in product development, business development, regulatory affairs, risk management and portfolio management to build and maintain an attractive product portfolio and candidate pipeline.

●
Develop new products with the potential for reduced clinical and regulatory risk. Following the specialty pharmaceutical business model, we will seek to develop branded pharmaceuticals with novel formulations, routes of administration, methods and modes of delivery and new indications from existing approved drugs with established safety profiles.

●
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

Products

We are developing and have, to a limited extent, commercialized, differentiated pain control products that are designed to provide the flexibility and versatility required to adequately address the limitations of existing prescription pain pharmaceuticals. Our current pipeline includes three product candidates - Dyloject, Ereska and Rylomine - each of which is protected by different intellectual property and is based on different technology. We selected these product candidates based on our belief that each offered significantly lower clinical, regulatory, and commercial risk profiles as compared to new chemical entities.

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

There still exists an underserved medical need for a safe and effective injectable NSAID in the hospital setting. For example, ketorolac tromethamine is an injectable NSAID that had significant sales prior to the FDA’s imposing a black box warning limiting the combined duration of intravenous plus oral use to five days because of the risk of serious adverse events. Oral diclofenac can be used safely in excess of five days in contrast to oral ketorolac, the use of which is restricted to a maximum of five days due to safety concerns. Diclofenac is currently approved for use in the U.S. in a variety of oral formulations as well as a topical and ophthalmic formulation. An injectable formulation of diclofenac is commercially available in Europe, but has significant drawbacks, including the need to buffer and dilute it at the pharmacy and a lengthy infusion period (over thirty minutes). The development of injectable formulations of diclofenac has been limited by the drug’s poor solubility. We believe that the proprietary formulation of injectable diclofenac that we are developing has the potential to overcome these issues and to provide an effective and safe treatment of moderate-to-severe acute pain.

Clinical Results. Dyloject is in development in the U.S. for the treatment of post-operative pain and is being marketed in Europe for the treatment of acute forms of pain, including renal colic, exacerbations of osteo- and rheumatoid arthritis, acute back pain, acute gout, acute trauma, pain associated with fractures in addition to post-operative pain.

Initial studies of Dyloject when administered by intravenous or intramuscular injection have demonstrated its safety, along with a safe rapid onset of action. Dyloject has also demonstrated bioequivalence to Voltarol. Published results from a Phase II randomized, placebo-controlled, double-blind clinical trial demonstrated that Dyloject provides a rapid drop in post-operative pain intensity. At all dosage levels tested, Dyloject provided statistically significant post-operative pain relief through six hours (p <0.05) and was safe and well-tolerated by patients. The results of this clinical study were published in 2000 in the European Journal of Clinical Pharmacology.

In October 2003, we completed a randomized, four-way cross-over Phase I trial comparing the pharmacokinetics, bioequivalence and safety of Dyloject to Voltarol, which demonstrated that Dyloject was bioequivalent to Voltarol regardless of intravenous infusion time as defined and required by the MHRA. In March 2004, we completed a randomized, four-way cross-over Phase I clinical trial comparing the pharmacokinetic, bioequivalence and safety of Dyloject to Voltarol when administered intravenously and intramuscularly. In that trial, Dyloject was found to be bioequivalent to Voltarol regardless of the route of administration and was safe and well tolerated.

In July 2005, we announced that we had met our primary endpoint in the pivotal European Phase II/III study for Dyloject. At the European Society of Regional Anesthesia and Pain Therapy annual meeting in September 2005, we presented comprehensive results of this randomized, double-blind, placebo- and comparator-controlled Phase II/III pivotal clinical trial comparing the safety, efficacy and therapeutic equivalency of Dyloject to Voltarol. These results were published in 2007 in that organization’s peer-reviewed journal, Regional Anesthesia and Pain Medicine. We filed the Marketing Authorization Application (“MAA”) submission for approval to sell Dyloject in Europe in September 2005, and in October 2007 we announced that we received marketing authorization approval in the United Kingdom for Dyloject. In November 2007, we received pricing approval for Dyloject from the U.K. Department of Health Pharmaceutical Price Regulation Scheme, as well as notification of our first U.K. hospital formulary approval. Since then, we have continued to take the necessary steps to facilitate mutual recognition, and a subsequent product launch, of Dyloject in certain E.U. member countries. However, there can be no assurance as to whether or when any such product launch will occur. As part of our efforts to expand approval of, and to generate revenues from, Dyloject in Europe, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) on January 15, 2009 under which we granted to Therabel an exclusive license under certain of our technology to commercialize Dyloject, and Therabel assumed from us all Dyloject commercialization, regulatory and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million, and we received an additional $2.5 million in 2009 for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject.

The U.S. development program for Dyloject has required additional studies with a significant resource investment beyond those sufficient for European MAA because no injectable diclofenac product has yet been marketed in the U.S.

In January 2006, we announced that we had met our primary endpoint of a linear dose response for pain relief over six hours in a Phase IIb U.S. study of Dyloject. This randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Dyloject to intravenous ketorolac demonstrated that patients with moderate-to-severe pain after oral surgery who received Dyloject or intravenous ketorolac experienced statistically significant pain relief over six hours compared to patients who received a placebo. In addition, a post hoc analysis showed that approximately five minutes after intravenous injection, Dyloject demonstrated superior onset of pain relief compared to ketorolac as measured by statistically significant reductions in pain intensity and pain relief using both the VAS and categorical scales. In September 2006, we announced at “Europe Against Pain,” the annual meeting of EFIC (the European Federation of Chapters of the International Association for the Study of Pain) that the minimally effective dose of Dyloject in this study was 3.75mg, which was an unexpectedly low dose and novel finding. To achieve analgesia with lower doses of injectable diclofenac than were previously understood to be necessary offers the potential to reduce dose-related adverse effects with substantially equivalent analgesia. Moreover, although this study was designed to measure analgesic outcomes rather than differentiation of side effects between treatment groups, a post hoc analysis showed half the incidence of surgical site bleeding in patients given Dyloject compared to those given ketorolac. Further, in January 2008 we announced that our Phase I study of the effects upon platelet function of administering Dyloject at therapeutically relevant doses showed minimal, albeit detectable, effects. The effects of Dyloject as well as oral immediate release diclofenac, at their maximum, only reached the upper range of normal in contrast to the effects of ketorolac or aspirin. Both of the latter drugs produced dramatic, highly significant interference with platelet aggregation. These results addressed the potential that NSAIDs have upon surgical site bleeding and confirmed earlier literature showing the superiority of diclofenac over ketorolac with respect to this important safety consideration. These findings are now in press in the peer-reviewed Journal of Clinical Anesthesia, where they have been accepted for publication.

In May 2006, we commenced enrolling patients in the first of two larger Phase III post-operative pain studies for Dyloject that are required prior to filing the U.S. New Drug Application (“NDA”). In December 2007 we announced successful top-line results from the first of these Phase III studies in patients with postoperative abdominal pain, and in December 2008 we announced successful top-line results from the second of these Phase III studies in patients with postoperative orthopedic pain. In September 2008, we enrolled the first patient in a Phase III single-arm, open label observational safety study for Dyloject, which was designed to supplement our NDA. The observational safety study was completed in June 2009. We submitted the NDA for Dyloject on December 2, 2009. The NDA has been accepted for formal review and we have received a PDUFA date from the FDA of October 3, 2010.

Ereska (intranasal ketamine)

Background. Ereska, a proprietary nasal formulation of ketamine, is currently under development by us for treatment of acute moderate-to-severe pain in medically supervised settings. Ketamine, a non-opiate, is an N-methyl-D-aspartate (“NMDA”) receptor antagonist that has been in clinical use for over 30 years as a general anesthetic. Since its approval by the FDA, ketamine has been safely used as an anesthetic in tens of thousands of patients. NMDA receptors are located in the central nervous system and play a role in the perception of acute and chronic pain as well as in the development of analgesic tolerance to opioids. Ketamine blocks NMDA receptors and therefore is a logical drug candidate for use as an analgesic for syndromes associated with acute pain, as well as breakthrough pain. Ketamine, at lower doses than that approved for use as an anesthetic, has been reported in the medical literature to be an effective analgesic in settings such as post-operatively, during medical procedures, and for neuropathic pain.

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

Clinical Results. Ereska is in development in the U.S. for the treatment of acute moderate-to-severe pain in medically supervised settings. We believe that Ereska is optimized for use as a pain medication and potentially offers a safe, non-opioid alternative for the treatment of moderate-to-severe pain.

Previous randomized, double-blind, placebo-controlled Phase II clinical studies have demonstrated statistically significant (p<0.05) relief of moderate-to-severe post-operative and breakthrough pain. Ereska was fast-acting, with statistically significant (p<0.05) pain relief occurring as early as four minutes post administration of Ereska. Ereska also appeared to be safe and well-tolerated by patients. These results were presented at the American Society for Clinical Pharmacology and Therapeutics in Atlanta, Georgia in April 2002 and the American Society of Clinical Oncology in Orlando, Florida in May 2002.

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

In June 2004, we had an End-of-Phase II meeting with representatives of the FDA. The purpose of the meeting was to review the intended clinical use and the proposed product development plan for Ereska. The FDA provided guidance and defined the requirements for NDA submission. In 2005, we completed the Ereska formulation and device bioequivalency programs and initiated additional Phase II studies. We published in the international, peer-reviewed journal Acute Pain in 2007 results of our Phase II randomized, double-blind, placebo-controlled trial showing statistically significant superiority of intranasal ketamine over placebo in a standard acute pain model (molar extraction). We met with the FDA in January 2007 to finalize the development plan for this product candidate. At this meeting, the FDA indicated that no additional clinical efficacy trials and only pharmacokinetic trials would be needed prior to submitting an NDA. However, at our pre-NDA meeting in November 2007, the review division of the FDA requested that we conduct a pivotal clinical efficacy program prior to NDA submission. We announced preliminary results in August 2009 for our first Ereska Phase III trial – a post-operative, multi-dose, acute pain study in same-day orthopedic surgery. In February 2010, we announced that a reexamination conducted by a third party of pain score measurements from our Phase III study of Ereska showed that top line results for Ereska’s primary endpoint were statistically significant. In August 2009, we had reported that the top line results for Ereska’s primary endpoint had narrowly failed to reach statistical significance. The previously disclosed top line results, based upon data captured by an external vendor, had inconsistencies whose presence was verified by a third party biostatistics company engaged by us that thoroughly reexamined the trial’s conduct and the initial primary analysis. The third party’s correction of these inaccuracies yielded the change in the results. As previously disclosed, global patient satisfaction scores for Ereska were also statistically superior to placebo. All other secondary endpoints, while numerically superior to placebo, did not achieve statistical significance. Ereska, a nonopioid analgesic, was generally well tolerated in the trial. We plan to meet with the FDA to review the trial’s results and discuss Ereska’s registration program.

We are also continuing to perform internal deliberations regarding the development of Ereska in Europe, and in June 2008 we were awarded a formulation patent in the E.U. that expires in 2023.

Rylomine (intranasal morphine)

Background. Rylomine has been in development in the U.S. and Europe for the treatment of acute moderate-to-severe pain and breakthrough pain. Breakthrough pain is acute pain that overcomes or breaks through a patient’s fixed, by-the-clock doses of pain medicine. Morphine, the active pharmaceutical ingredient in Rylomine, is the analgesic standard to which all other opioids are usually compared, and has potent effects upon the mu-opioid receptor that is found in many nerve cells in pain pathways. When morphine binds to this receptor, it interferes with the transmission of pain signals from nerve endings and across nerve pathways to the spinal cord and brain. The power of morphine to reduce the level of physical distress places it among the most important naturally occurring compounds. Morphine is a strong analgesic used for the relief of moderate-to-severe acute and chronic pain, pre-operative sedation, and as a supplement to anesthesia. It is the drug of choice for treating moderate-to-severe pain associated with, in part, surgical operations, myocardial infarction and cancer.

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

In December 2002, we completed a randomized, placebo- and comparator-controlled, double-blind, Phase II trial evaluating the safety and effectiveness of Rylomine in 225 patients suffering from moderate-to-severe post-operative pain. Rylomine provided statistically superior pain relief as compared to a placebo (p <0.05), with appreciable pain relief occurring five to ten minutes following nasal administration. Rylomine delivered a statistically similar onset of action and total pain relief outcome as compared to intravenous morphine infused over 10 minutes. Rylomine also demonstrated a lower side effect profile and faster onset of action compared to oral morphine. A full manuscript presenting these findings was published in the peer-reviewed journal anesthesia & Analgesia, the official journal of the International Anesthesia Research Society and other professional societies, in 2008.

In October 2005, we announced that we had met our primary endpoint of a linear dose response for pain relief over four hours in a Phase IIb study of Rylomine. At the American Academy of Pain Medicine annual meeting in February 2006, and at the American Pain Society (APS) annual meeting in May 2006, we presented the final results of this randomized, double-blind, placebo- and comparator-controlled clinical trial comparing the safety and efficacy of Rylomine to intravenous morphine. This study demonstrated that patients with moderate-to-severe pain after orthopedic surgery who received Rylomine 15 mg or 30 mg or intravenous morphine 7.5 mg experienced statistically significant (p <0.01) pain relief over four hours compared to patients who received a placebo. One nasal spray of Rylomine 7.5 mg was determined to be the minimally effective dose and equivalent to a 5 mg bolus intravenous injection of morphine. In this study, Rylomine 7.5 mg and 15 mg were effective at relieving pain over 24 hours with the higher dose showing superior efficacy and the lower dose showing better tolerability. There were no serious adverse events and most side effects were reported as mild to moderate in intensity. General side effects were dose related and typical of morphine administration. Local adverse events were typical of nasally administered drugs and included bad taste, nasal congestion, nasal discomfort, throat irritation, sneezing and rhinorrhoea. A full manuscript presenting these findings was published in the peer-reviewed journal Pain Medicine, the official journal of the American Academy of Pain Medicine, in 2008.

We announced in April 2006 that we held our End-of-Phase II meeting with the FDA, and in May 2006 we initiated the U.S. Rylomine Phase III clinical program. In June 2007, we announced successful top-line clinical results of the first of two Rylomine Phase III clinical trials in which two dose regimens of Rylomine, intravenous morphine, or placebo were given to patients with acute pain after orthopedic surgery. Pain scores, time to request rescue analgesic medication and the doses required and other outcome measures were assessed and showed that Rylomine offered the same analgesic benefits as IV morphine and that both IV and intranasal morphine provided significantly superior analgesia than placebo. Because bone pain is often considered more resistant to morphine than is soft-tissue pain (e.g., post-abdominal surgery), we believe that these successful results in the more potentially challenging of our two Phase III pivotal trials are significant. We did not undertake any clinical trials for Rylomine during 2008 or 2009, and we do not have any planned for 2010. With respect to European regulatory approval for Rylomine, we have sought regulatory and scientific advice from French regulatory experts and the EMEA. The results of any future clinical trials, along with the feedback we receive from the regulatory agencies, will determine the timing, extent and cost of the European Rylomine development program and product filings.

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

Strategic agreements

Shimoda agreement. In December 2001, we entered into a license agreement with Shimoda Biotech, Ltd. and its wholly-owned subsidiaries, Farmarc N.A.N.V. (Netherlands Antilles) and Farmarc Netherlands B.V. (collectively, “Shimoda”), pursuant to which we received certain worldwide, exclusive rights to develop and commercialize products related to a proprietary formulation of the injectable delivery of diclofenac. Shimoda’s rights to the formulation were originally licensed from Janssen Pharmaceutical Products, L.P. Under the terms of this agreement, we agreed to use commercially reasonable efforts to bring to market products that use the technology we licensed from Shimoda, continue active marketing efforts for those products, and comply with the commercialization timelines imposed on Shimoda. We believe we are currently in compliance with the agreement and have positive relations with our license partners. Shimoda agreed that it will not grant to any third party any right or license under any of Shimoda’s intellectual property rights involving the use of any cyclodextrin product related to pain management, anesthesia or sedation without first offering us the right on the same terms and conditions. Under the license agreement, we are also obligated to pay an aggregate of $6.0 million upon the occurrence of specified developmental milestones, which include the filing of an NDA with the FDA for Dyloject, the approval of an NDA by the FDA and the first commercial sale of a licensed product, and pay a royalty based upon our and our sublicensees’ sales of products. In December 2005, the agreement was amended to provide for developmental milestones upon the allowance of an MAA by the MHRA, the submission of an NDA to the FDA, the approval of an NDA by the FDA and the one year anniversary of the date of first sale of a licensed product. In May 2006, the agreement was further amended to provide that we will be considered compliant even if we do not launch a commercial product by December 14, 2007, provided that we diligently continue to pursue regulatory approval as of that date. As of December 31, 2009, we had paid Shimoda an aggregate of $6.0 million in cash since the inception of this agreement. Under this agreement, we are obligated to make a final milestone payment of approximately $2.0 million upon the occurrence of the submission of an NDA with the FDA for Dyloject so long as the NDA is accepted for filing by the FDA. The FDA accepted the NDA for filing in February 2010, and we paid Shimoda the remaining $2.0 million in March 2010. If the FDA imposes more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. We are obligated to pay Shimoda, on a country-by-country basis, a royalty on the sales, net of various customary cash discounts, attributable to these products.

West Pharmaceutical agreements. In August 2000, IDDS entered into a license agreement, which was amended in October 2001 and October 2003, with West Pharmaceutical under which IDDS acquired a worldwide, exclusive right to develop and commercialize intranasal morphine under patents held by West Pharmaceutical for the transmucosal delivery of morphine to humans and animals for the treatment of pain. The licensed patent portfolio from West Pharmaceutical provides U.S. protection until 2014 and worldwide protection through 2013. The term of the license remains in effect until the last to expire of the Licensed Patents (as defined in the license agreement). We believe that certain pending patent applications, if approved, will significantly expand the life of this portfolio. In the future, we may be required to pay West Pharmaceutical an aggregate of up to $5.0 million for research and development milestones if certain defined events occur, which include the first filing of a marketing authorization application with a regulatory agency, first approval of a marketing authorization application and the first commercial sale of a licensed product. As of December 31, 2009, we had paid West an aggregate of $5.6 million in cash since the inception of this agreement. The timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. If regulatory agencies impose more stringent requirements on our clinical trials, the length and number of such trials may be increased resulting in additional research and development expenses. We are obligated to pay West Pharmaceutical a royalty on the sales, net of various customary cash discounts, attributable to intranasal morphine.

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

Ketamine license. In September 2000, IDDS assumed a license agreement with Dr. Stuart Weg upon the closing of its merger with Pain Management, Inc., another specialty pharmaceutical company. The license grants IDDS the exclusive, worldwide rights for the intellectual property surrounding intranasal ketamine. The term of the license agreement remains in effect until the last to expire of the patent rights. Under the license agreement with Dr. Weg, we are obligated to make aggregate milestone payments of approximately $1.6 million to Dr. Weg, Herbert Brotspies and Calgar & Associates. As of December 31, 2009, we had paid Dr. Weg, Mr. Brotspies and Calgar & Associates an aggregate of $950,000 in cash and issued 236,298 shares of common stock in lieu of cash payments of $600,000. We are also obligated to pay Dr. Weg, Mr. Brotspies, and Calgar & Associates a royalty on the sales, net of various customary cash discounts, attributable to intranasal ketamine.

Sales and marketing

We anticipate that our commercialization efforts will focus on a dual-path marketing and distribution strategy as a result of our areas of therapeutic focus. The potential target commercial audiences for our products might include hospitals, chronic care facilities, palliative care providers, long-term care centers, pain specialists, high-prescribing oncologists, oncology clinics, burn clinics and military customers such as the U.S. Department of Defense. This focused approach could allow for the creation of a relatively small internal specialty sales and marketing organization. Alternatively, we may license distribution rights to our products to reduce commercialization risks. If we are successful in expanding the approved product labeling for our products, we will evaluate the utilization of a broader channel of distribution such as large, established pharmaceutical companies and contract sales organizations to assist in the broadest commercialization of our product candidates. In order to cover all of the key prescribing physicians at an adequate level of reach and frequency, we would need to significantly expand our proposed sales force or partner with a company with a substantial sales organization.

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

We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, and other public and private research institutions. Many companies, for example, currently sell either generic or proprietary prescription pain formulations. Companies that currently sell both generic and proprietary opioid formulations include, among others, Abbott Laboratories, Cephalon, Endo Pharmaceuticals, Janssen Pharmaceutical, Johnson & Johnson, King Pharmaceuticals, Inc., McNeil Consumer Healthcare, Purdue Pharma, Roxane Laboratories and Watson Laboratories. Alternative drugs and technologies are being developed that may be used in place of, or as an adjunct to, opioids in various settings, including post-operative pain and ER pain, several of which are in clinical trials or are awaiting approval from the FDA. These include OFIRMEV™ (IV acetaminophen) from Cadence Pharmaceuticals, Caldolor® (IV ibuprofen) from Cumberland Pharmaceuticals, and ROX888 (intranasal ketorolac) from Roxro Pharma. Our competitors may also have access to more resources, financial and otherwise, which may allow these institutions to develop and market competing products more rapidly and more effectively than we have. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in developing drugs, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of drugs, formulating and manufacturing drugs and launching, marketing and selling drugs.

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

We currently have exclusive licenses to seven issued U.S. patents and their foreign equivalent patents and patent applications, and are the assignee of one additional issued U.S. patent and its foreign counterparts. We also have a field limited sublicense to U.S. Patent 6,407,079, which provides us with exclusive rights in the field relevant to Dyloject. In addition, we have filed (and have pending) six U.S. patent applications, each of which is or is expected to be the subject of foreign equivalent applications.

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

To the extent our pending patent applications are allowed, if at all, they will only provide us with protection for the claims set forth in those patents when issued. We believe that, if issued in their current form, the claims in two of our pending U.S. patent applications are likely to cover Rylomine, and that the claims in two of our pending U.S. patent applications are likely to cover Dyloject. We have been awarded a European patent (European Patent No. 1 574 221 B1) covering 30 European countries, including E.U. major market countries (G5), which provides certain patent protection for Dyloject. European Patent No. 1 574 221 B1, entitled “Stable Injectable Compositions,” expires in 2024. Also, on June 4, 2008 we were awarded a patent for Ereska in the European Union (European Patent No. 1 562 566 B1) that expires in 2023. European Patent No. 1 562 566 B1, entitled “Analgesic Compositions Comprising NMDA Receptor Antagonists and Benzalkonium Chloride,” is a patent that offers certain protection in the major E.U. market countries (G5), as well as in over 20 additional Member States of the European Patent Convention. This patent is the European counterpart to our U.S. Patent No. 7,273,889 that issued in September 2007.

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

The names Dyloject, Ereska and Rylomine are registered trademarks in the European Union, and in the U.S. we have filed “intent-to-use” trademark applications for these names. Ereska has been allowed in the U.S., and Dyloject and Rylomine have been published for opposition. We also have pending “intent-to-use” trademark applications in the U.S. and the E.U. for the name “Javelin” and our logo. Our logo has been registered in the E.U. and allowed in the U.S. We recently reached an agreement to settle oppositions to the name “Javelin”. We believe this agreement only limits our use of the mark JAVELIN on goods that do not materially affect us, and the opposition has now been withdrawn.

Manufacturing

We do not own any manufacturing facilities. We contract with qualified third parties that must comply with current good manufacturing practices and procedures reviewed by the FDA for the manufacture of bulk active pharmaceutical ingredients and finished product. Currently, we purchase our clinical supplies of Ereska and Rylomine from DPT Lakewood, Inc. In May 2007, we entered into a Development and Toll Manufacturing Agreement with Baxter Healthcare Corporation (“Baxter”), pursuant to which we committed to purchase at least $13,230,000 worth of Dyloject product manufactured to our specifications for sale in the U.S. market, commencing upon regulatory approval from the FDA. In July 2008, we entered into a second Development and Toll Manufacturing Agreement with Baxter (the “EU Manufacturing Agreement”), pursuant to which we committed to purchase at least approximately $3.65 million worth of Dyloject product manufactured to our specifications for sale in the European market, commencing upon the receipt of a first regulatory approval necessary for the manufacture, in Baxter’s facility, of Dyloject for selected European countries. The initial term of each manufacturing agreement is three years, renewable thereafter in one-year increments. Under each manufacturing agreement, either party may terminate the agreement upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, the lack of regulatory approval for Dyloject by a specified date. We have been advised that the FDA has inspected and approved the facilities of both DPT Lakewood, Inc. and Baxter, and that both facilities were determined to be in compliance with good manufacturing practices. In February 2009, in conjunction with our arrangement with Therabel, we assigned the EU Manufacturing Agreement to Therabel, thereby relieving us of any purchase commitments under that agreement for so long as the Therabel collaboration is in force during the three year period of the EU Manufacturing Agreement.

In February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc. The initial term of the Supply Agreement was two years. Under the Supply Agreement, Precision Pharma agreed to manufacture our requirements for the supply of Dyloject, in accordance with U.S. and E.U. good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. In December 2008, both parties mutually agreed to terminate the Supply Agreement and the agreement expired at the end of March 2009.

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

The process required by the FDA under the drug provisions of the United States Food, Drug, and Cosmetic Act before our initial products may be marketed in the U.S. generally involves the following:

●	preclinical laboratory and animal tests;

●	submission of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

●	submission to the FDA of an NDA; and

●	FDA review and approval of an NDA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap:

●	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

●
Phase II: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●
Phase III: When Phase II evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

We cannot be certain that we will successfully complete Phase III testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the IRB, or us as IND sponsor, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

The FDA’s response to the NDA will be in the form of an approval letter or a complete response letter. Any response from the FDA that is not an approval of the NDA may require us to submit additional information, which may include additional clinical data. Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. The FDA may require post-approval studies, also known as Phase IV studies, to develop additional information regarding the product. In addition, the FDA requires post-approval adverse event reporting, and the agency has the power to require changes in labeling or to prevent further marketing of a product. The agency may also decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.

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

All three of our product candidates are in late stage development in the U.S. as shown below:

Product candidate	Indication	Development stage
Dyloject	Acute moderate-to-severe pain in adults	NDA accepted for filing in February 2010 (U.S.) – PDUFA date October 3, 2010
(injectable diclofenac)	Post-operative pain, anti-inflammatory	MHRA Pricing Approval Received and Sales Commenced (U.K.) Pursuing efforts to register for approval in other European Union countries

Ereska (intranasal ketamine)	Acute moderate-to-severe pain in medically supervised settings	Phase III (U.S.)

Rylomine (intranasal morphine)	Acute moderate-to-severe pain	Phase III (U.S.)

An End-of-Phase II FDA meeting is usually required in order to progress into Phase III trials and ultimately product registration. The design, timing and cost of the Phase III development program will be largely determined by the clinical safety and efficacy data and feedback from the FDA at the End-of-Phase II meeting.

In the second quarter of 2006, our End-of-Phase II meeting for Dyloject took place. Patient enrollment in the Phase III program for this product candidate commenced in the second quarter of 2006. In May 2006, we commenced enrolling patients in the first of two larger Phase III post-operative pain studies for Dyloject that are required prior to filing the NDA. In December 2007 we announced successful top-line results from the first of these Phase III studies in patients with postoperative abdominal pain, and in December 2008 we announced successful top-line results from the second of these Phase III studies in patients with postoperative orthopedic pain. Further, in January 2008 we announced that our Phase I study of the effects upon platelet function of administering Dyloject at therapeutically relevant doses showed minimal, albeit detectable, effects. The effects of Dyloject as well as oral immediate release diclofenac, at their maximum, only reached the upper range of normal in contrast to the effects of ketorolac or aspirin. Both of the latter drugs produced dramatic, highly significant interference with platelet aggregation. These results addressed the potential that NSAIDs have upon surgical site bleeding and confirmed earlier literature showing the superiority of diclofenac over ketorolac with respect to this important safety consideration. In September 2008, we enrolled the first patient in a planned Phase III single-arm, open label observational safety study for Dyloject, which was intended to supplement our NDA. We submitted the NDA for Dyloject on December 2, 2009. The NDA has been accepted for formal review, and we have received a PDUFA date from the FDA of October 3, 2010.

In 2005, we completed the Ereska formulation and device bioequivalency programs and initiated additional Phase II studies. We met with the FDA in January 2007 to finalize the development plan for this product candidate. At this meeting, the FDA indicated that no additional clinical efficacy trials and pharmacokinetic trials would be needed prior to filing an initial NDA. However, at our pre-NDA meeting in November 2007, the review division of the FDA requested that we conduct a pivotal clinical efficacy program prior to the submission of an Ereska NDA. We have completed a multi-dose Phase III efficacy trial for Ereska, for which we announced preliminary results in August 2009. In February 2010, we announced that a reexamination conducted by a third party of pain score measurements from our Phase III study of Ereska showed that top line results for Ereska’s primary endpoint were statistically significant. In August of 2009, we had reported that the top line results for Ereska’s primary endpoint had narrowly failed to reach statistical significance. The previously disclosed top line results, based upon data captured by an external vendor, had inconsistencies whose presence was verified by a third party biostatistics company engaged by us that thoroughly reexamined the trial’s conduct and the initial primary analysis. The third party’s correction of these inaccuracies yielded the change in the results. As previously disclosed, global patient satisfaction scores for Ereska were also statistically superior to placebo. All other secondary endpoints, while numerically superior to placebo, did not achieve statistical significance. Ereska, a nonopioid analgesic, was generally well tolerated in the trial. We plan to meet with the FDA to review the trial’s results and discuss Ereska’s registration program.

We held the Rylomine End-of-Phase II meeting with the FDA in the first quarter of 2006 and commenced patient enrollment in the Phase III program in May 2006. In June 2007, we announced successful top-line clinical results of the first of two Rylomine Phase III clinical trials in which two dose regimens of Rylomine, intravenous morphine, or placebo were given to patients with acute pain after orthopedic surgery. Pain scores, time to request rescue analgesic medication and the doses required and other outcome measures were assessed and showed that Rylomine offered the same analgesic benefits as IV morphine and that both IV and intranasal morphine provided significantly superior analgesia than placebo. Because bone pain is often considered more resistant to morphine than is soft-tissue pain (e.g., post-abdominal surgery), we believe that these successful results in the more potentially challenging of our two Phase III pivotal trials are significant. We did not undertake any clinical trials for Rylomine during 2008 and 2009, and we currently do not have any planned for 2010.

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

In the E.U. there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, which is being pursued for our intranasal morphine product, one marketing authorization is granted for the entire E.U., while under the decentralized route, which is being pursued for intravenous diclofenac, a series of national marketing authorizations are granted. In the centralized system the application will be reviewed by members of the Committee for Medicinal Products for Human Uses (“CHMP”), on behalf of EMEA. The EMEA will, based upon the review of the CHMP, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by one member state’s regulatory agency. If the regulatory agency grants the authorization, other member states’ regulatory authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency.

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

We announced in October 2007 that we received marketing authorization approval in the United Kingdom for Dyloject. In November 2007, we received pricing approval for Dyloject from the U.K. Department of Health Pharmaceutical Price Regulation Scheme, as well as notification of our first U.K. hospital formulary approval. Since then, we have continued to take the necessary steps to facilitate mutual recognition, and a subsequent product launch, of Dyloject in certain E.U. member countries. However, there can be no assurance as to whether or when any such product launch will occur. As part of our efforts to expand approval of, and to generate revenues from, Dyloject in Europe, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”) on January 15, 2009 under which we granted to Therabel an exclusive license under certain of our technology to commercialize Dyloject, and Therabel assumed from us all Dyloject commercialization, regulatory and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million, and we received an additional $2.5 million in 2009 for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met and provides for future royalties on sales of Dyloject. In September 2004, the CHMP appointed France as the Rapporteur country that will be responsible along with Germany for reviewing the Rylomine MAA filing. We have sought regulatory and scientific advice from French regulatory experts and the EMEA. The results of any future clinical trials, along with the feedback we receive from the regulatory agencies, will determine the timing, extent and cost of the European Rylomine development program and product filings.

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

Employees

As of December 31, 2009, we had 21 full-time employees and five temporary employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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
To date, we have devoted significant financial resources to research and development of our product candidates. We received marketing authorization approval with respect to Dyloject in the United Kingdom in October 2007, and we generated approximately $1.1 million in revenue during the 2008 fiscal year from the sale of Dyloject in the U.K. Pursuant to an agreement that we entered into with Therabel Pharma N.V. in January 2009, Therabel will market and commercialize Dyloject in the U.K. and the European Union for the term of the agreement, and we will receive royalty payments on sales of Dyloject in such jurisdictions. We generated approximately $3.6 million in partner revenue and $188,000 in product revenue during the 2009 fiscal year from the sale of Dyloject in the U.K. Until, and unless, we receive approval from the FDA and from regulatory authorities in other foreign jurisdictions for our product candidates, we will not be able to sell our products in such countries, and our product revenues will remain limited. As a result of our limited revenues and our significant research and development expenses, we have generated significant operating losses. As of December 31, 2009, we had an accumulated deficit of $191.5 million, excluding an approximately $3.6 million deemed dividend; although $18.6 million of this amount was related to a non-cash charge for the issuance of common stock in connection with the acquisition of a license. We have used substantial amounts of cash to date and expect capital outlays and operating expenditures to increase as we expand our infrastructure, our research and development activities, and, potentially, our marketing and commercialization activities.

If we cannot obtain additional financing, our product development and commercialization efforts may be reduced or discontinued.

We are currently funding our operations primarily from cash on hand, cash provided by royalty payments from the sale of Dyloject in Europe, and cash provided from the loan and security agreement that we entered into with Myriad Pharmaceuticals, Inc., or MPI, in connection with the execution of the merger agreement with MPI. We believe that such funds will be sufficient to support the current operating plan through at least April 15, 2010. Thereafter, we will require significant additional financing to support our operating plan and to repay any outstanding indebtedness, including any amounts owing to MPI under the loan and security agreement. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, increased regulatory requirements with attendant time delays, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities, additional royalty payments and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all.

We plan to raise additional financing through public or private equity offerings, debt financings and/or additional corporate collaboration and licensing arrangements. The issuance of additional equity securities in connection with any financing will cause dilution to our shareholders, and such an issuance or the perception that we will make such an issuance could have a material adverse effect on the price of our common stock. If we raise additional capital by issuing debt securities, we would incur substantial costs relating to interest payments, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and/or foreign regulatory authorities. In addition, we could be forced to discontinue product development, curtail operations, reduce or forego sales and marketing efforts and lose attractive business opportunities. These actions would have a material adverse effect on our operations and the price of our common stock.

We have incurred significant losses and may never achieve or sustain profitability.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. For the years ended December 31, 2007, 2008 and 2009, we had net losses of $31.0 million, $43.5 million and $37.6 million, respectively. Even if we receive regulatory approval to market Dyloject in additional jurisdictions, or if we succeed in developing and commercializing Ereska or Rylomine, we expect to incur substantial losses for the foreseeable future and we may never become profitable. We may continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially as we:

●	continue to undertake pre-clinical development and clinical trials for our product candidates;

●	seek domestic and foreign regulatory approvals for our product candidates;

●	implement additional internal systems and infrastructure;

●	lease additional office facilities both in the U.S. and abroad;

●	hire additional personnel to advance commercialization and marketing; and

●	expand research and development activities.

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

We are a development-stage company and have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of our product candidates, other than with respect to Dyloject in the U.K. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

●	continuing to undertake pre-clinical development and clinical trials for our product candidates;

●	participating in regulatory approval processes for our product candidates;

●	formulating and manufacturing products;

●	entering into arrangements with manufacturers; and

●	conducting sales and marketing activities either directly or through distributors.

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

We are an “accelerated” filer under SEC regulations, and thus are subject to Section 404 of the Sarbanes-Oxley Act of 2002. By reason of this reporting status, as well as new disclosure rules of the SEC and the NYSE Amex, our legal and financial compliance costs are substantial and a significant portion of management’s time has been allocated in order to comply with these rules, especially with respect to evaluating and testing the operating effectiveness of our internal controls systems in seeking compliance with Section 404. If we fail to comply with the Sarbanes-Oxley Act or any other regulations, we may not be able to accurately report our financial results and might become subject to investigation by regulatory authorities. Any such investigations could be costly, and would likely divert management’s attention and resources. Any inability to meet such compliance could be detrimental to investors’ confidence in us, and thereby adversely affect the price of our common stock. In addition, any failure to comply with applicable regulations could also result in a range of consequences, including restrictions on our ability to sell equity or otherwise raise capital funds, suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

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

In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA, demonstrating that our product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal testing, which are referred to as pre-clinical studies, as well as human studies, which are referred to as clinical trials. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may either refuse to accept our application, or may decide after review of our application that the data is insufficient to allow approval of the relevant product. If the FDA does not accept or approve our application, it may require us to conduct additional pre-clinical testing, manufacturing studies or clinical studies and submit that data before it will reconsider our application. The FDA may also require us to perform post-approval studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

●	delay commercialization of, and our ability to derive revenues from, our product candidates;

●	require us to undertake costly procedures; or

●	diminish competitive advantages that we may otherwise enjoy.

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

The active ingredients in some of our product candidates, including morphine and ketamine, are regulated by the U.S. Drug Enforcement Administration (“DEA”), as Schedule II or III substances under the Controlled Substances Act of 1970. Most states place similar controls over these products under a state Board of Pharmacy or similar agency. Consequently, their manufacture, shipment (including import and export), storage, sale and use are subject to the highest degree of regulation and accountability. For example, all regular Schedule II drugs must be prescribed by a physician, or under a physician’s direction, and may not be refilled within 30 days. Furthermore, the amount of Schedule II substances we can obtain for clinical trials, manufacturing and commercial distribution is limited by the DEA under a quota system, and our allotment may not be sufficient to complete clinical trials or meet commercial demand, if any. Any delay or refusal by the DEA in establishing our procurement quota of such substances could have a material adverse effect on our business, financial position and results of operations.

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

Our product candidates may never be approved for sale in the United States. Our three principal product candidates, Dyloject, Ereska and Rylomine, are in the late stages of clinical testing in the U.S. on a limited number of patients. For some medical uses for which we hope to market our products, to date there have been few or no studies to determine the efficacies of the specific product candidates. It is possible that the FDA will disagree with our current clinical and pre-clinical research plans and require us to conduct more extensive studies than we currently anticipate before that agency will consider our products for marketing approval. Some of our future studies involve drug exposures for durations that are significantly longer than we have tested thus far. The longer-term studies could reveal safety or other issues that could have an adverse impact on the ability to gain marketing approval. We will need to commit substantial time and resources in order to conduct further clinical trials before we can submit an NDA with respect to any of these product candidates, other than Dyloject, for which we submitted an NDA on December 2, 2009, which NDA has been accepted for formal review.  We cannot predict with any certainty if or when we might submit an NDA for regulatory approval of any of our other product candidates.

Dyloject may not be approved by the FDA on a timely basis, or at all.

The development and commercialization of drug candidates is subject to extensive and rigorous regulation by the FDA in the United States and similar international regulatory authorities, and we have never received FDA approval to market any of our drug candidates. On December 2, 2009, we submitted a New Drug Application, or NDA, to the FDA for Dyloject for the management of acute moderate-to-severe pain in adults. The NDA has been accepted for formal review and a PDUFA date of October 3, 2010 has been confirmed by the FDA. However, there can be no assurance that the FDA will approve Dyloject during this PDUFA period, if ever. The FDA has substantial discretion in the approval process and may refuse to approve the Dyloject NDA or decide that the data submitted is insufficient for approval and require additional preclinical, clinical or other studies. Any additional studies required to support the Dyloject NDA could substantially delay NDA approval and cost a substantial amount of money. Even if the FDA approves the Dyloject NDA, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of Dyloject and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials.

The failure to receive regulatory approval of Dyloject would have a significant adverse impact on our business, financial condition and results of operations.

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

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Further, the medical, regulatory and commercial environment for pharmaceutical products changes quickly and often in ways that we may not be able to accurately predict. The clinical trial process is also time-consuming. We estimate that clinical trials of certain of our product candidates will take several more years to complete. Furthermore, as failure can occur at any stage of the trials, we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

●	changes to applicable regulatory requirements;

●	unforeseen safety issues;

●	determination of dosing issues;

●	lack of effectiveness in the clinical trials;

●	slower than expected rates of patient recruitment;

●	withdrawal of patients from clinical trials;

●	inability to monitor patients adequately during or after treatment;

●	inability or unwillingness of medical investigators to follow our clinical protocols;

●	inability to maintain a supply of the investigational drug in sufficient quantities to support the trials; and

●
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

Even if the FDA and/or applicable foreign regulatory agencies approve our drugs, physicians and patients may not accept and use them. Acceptance and use of these drugs will depend upon a number of factors including:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of these drugs and the use of controlled substances;

●	potential concerns by clinicians that new formulations of well-known active pharmaceutical ingredients may have lower benefit-to-risk ratios than earlier, widely-used formulations;

●	cost-effectiveness of these drugs relative to competing products;

●	availability of reimbursement for our products from government or other healthcare payers; and

●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

Our ability to commercialize our products, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

●	government and health administration authorities, both domestic and foreign;

●	private health maintenance organizations and health insurers; and

●	other healthcare payors.

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

We rely exclusively and are dependent on certain third party single source suppliers, including DPT Lakewood, Inc., Esteve Quimica and Baxter Healthcare Corporation, to supply raw materials and finished goods for our product candidates. Certain of these agreements are terminable at the option of either party upon providing certain specified periods of prior written notice to the other party. We cannot assure you that we will be able to effectively and efficiently replace any suppliers that may choose to terminate their relationships with us. The loss of one or more of these suppliers, if not replaced, could have a material adverse effect on our business. The FDA and regulatory agencies in other countries also periodically inspect manufacturing facilities, including third parties who manufacture products or active ingredients for us. The FDA and/or applicable foreign regulatory agencies may not believe that the chosen manufacturers have sufficient experience making the dosage forms that we have contracted with them to produce, and may subject those manufacturers to increased scrutiny. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure to comply with applicable regulatory requirements can result in sanctions, fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and possible criminal prosecutions.

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

We will need to hire and/or retain additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, finance and accounting and sales and marketing. We will compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the Boston metropolitan area, is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Skilled employees in the industry are in great demand. We are competing for employees against companies located in the Boston metropolitan area that are more established than we are and have the ability to pay more cash compensation than we do. We will require sales and marketing personnel to effectively sell our products following regulatory approval. We will also require scientific personnel in many fields, some of which are addressed by relatively few companies. As a result, depending upon the success and the timing of clinical tests, we may experience difficulty in hiring and retaining highly skilled employees, particularly scientists. If we are unable to hire and retain skilled personnel, our business, financial condition, operating results and future prospects could be materially adversely affected.

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

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have prescription analgesics already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs;

●	undertaking preclinical testing and human clinical trials;

●	obtaining FDA and other regulatory approvals of drugs;

●	formulating and manufacturing drugs; and

●	launching, marketing and selling drugs.

The United States Food, Drug, and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, noninfringing versions of a drug in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same incentives also encourage manufacturers to submit new drug applications, known as 505(b)(2) applications, which rely on literature and clinical data not generated by or for the drug sponsor. In light of these incentives and especially if our products are commercially successful, other manufacturers may submit and gain approval for either an abbreviated NDA or a 505(b)(2) application that will compete directly with our products.

Developments by competitors may render our products or technologies obsolete or noncompetitive.

Companies that currently sell both generic and proprietary opioid formulations include, among others, Abbott Laboratories, Cephalon, Endo Pharmaceuticals, Janssen Pharmaceutical, Johnson & Johnson, King Pharmaceuticals, Inc., McNeil Consumer Healthcare, Purdue Pharma, Roxane Laboratories and Watson Laboratories. Alternative drugs and technologies are being developed that may be used in place of, or as an adjunct to, opioids in various settings, including post-operative pain and ER pain, several of which are in clinical trials or are awaiting approval from the FDA. These include OFIRMEV™ (IV acetaminophen) from Cadence Pharmaceuticals, Caldolor® (IV ibuprofen) from Cumberland Pharmaceuticals, and ROX888 (intranasal ketorolac) from Roxro Pharma. Many of our competitors have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than us. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

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

We have exclusive licenses to certain patent rights, including rights under U.S. patents and U.S. patent applications as well as rights under equivalent foreign patents and patent applications, and we also own pending U.S. patent applications and foreign equivalents. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to challenge, invalidate or otherwise circumvent our patents;

●	if and when patents will issue;

●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

●	whether we will need to initiate litigation or administrative proceedings which would be costly whether we win or lose.

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

We will market our company and our products using trademarks. The names Dyloject, Ereska and Rylomine are registered trademarks in the European Union, and in the U.S. we have filed “intent-to-use” trademark applications for these names. Ereska has been allowed in the U.S., and Dyloject and Rylomine have been published for opposition. We also have pending “intent-to-use” trademark applications in the U.S. and the E.U. for the name “Javelin” and our logo. Our logo has been registered in the E.U. and allowed in the U.S.  We recently reached an agreement to settle oppositions to the name “Javelin”.  We believe this agreement only limits our use of the mark JAVELIN on goods that do not materially affect us, and the opposition has now been withdrawn. If any of these applications do not result in registration of the applicable trademark, we may not be able to use that trademark in commerce, and we may incur additional, unanticipated costs to identify and register new trademarks in lieu of the trademarks that are included in the pending applications.

If we infringe the rights of third parties, we could be prevented from selling our products, forced to pay damages, and incur substantial costs in defending litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs, and we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	redesign our products or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others;

●	pay damages; or

●	defend litigation or administrative proceedings which would be costly whether we win or lose, and which could result in a substantial diversion of our management resources.

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

We are highly dependent on Martin J. Driscoll, our Chief Executive Officer, and Daniel B. Carr, M.D., our President, Chief Medical Officer and Vice Chairman of the Board, as well as other executive officers. We do not have “key person” life insurance policies for any of our officers. We do not have employment agreements with any person other than with Mr. Driscoll and Dr. Carr. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development and clinical testing, loss of customers and sales, if any, and diversion of management resources, which could adversely affect operating results.

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

Our common is listed on the NYSE Amex under the symbol “JAV.” The market price for our common stock has and may continue to fluctuate significantly in response to various factors, some of which are beyond our control, such as:

●	announcement of new products or product enhancements by us or our competitors;

●	results of the testing and regulatory approval of our products;

●	developments concerning intellectual property rights and regulatory approvals and concerns;

●	quarterly variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts;

●	developments in our industry;

●	general market conditions and other factors, including factors unrelated to our own operating performance;

●	changes in laws or regulations applicable to our products;

●	changes in the market valuations of similar companies;

●	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;

●	trading volume of our common stock;

●	issuances of our common stock by us; and

●	announcements by us of non-compliance with NYSE Amex requirements.

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

As of March 4, 2010, there were 64,368,871 shares of common stock outstanding. As of such date, there were vested outstanding options to purchase up to 6,863,342 shares of common stock granted under the Javelin Amended and Restated 2005 Omnibus Stock Incentive Plan (the “Incentive Plan”), no outstanding unvested options as all outstanding unvested options vested upon the execution of a definitive merger agreement under the provisions of the Incentive Plan, and outstanding warrants to purchase up to 1,353,677 shares of common stock. There were also outstanding as of March 4, 2010 options to purchase up to 1,019,328 shares of common stock granted outside of the Incentive Plan. In addition, we may issue additional options and warrants from time to time to provide compensation to our employees, officers, directors and consultants under our stock option plans, and to finance our operations. We have also adopted an Employee Stock Purchase Plan pursuant to which our employees may purchase shares of common stock at a discount through payroll deductions, subject to certain eligibility requirements. The issuance, perceived issuance, or exercise of warrants, options or other equity securities will have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Our principal shareholders own a substantial amount of the shares outstanding and may exert significant influence on our Company.

As of March 4, 2010, our officers, directors and 5% holders collectively own, directly or indirectly, approximately 39% of the outstanding shares of our common stock. They will therefore be able to exert substantial influence on the election of directors and on other matters submitted to shareholders, including any merger, consolidation or sale of all or substantially all of our assets. Through their ownership of securities, these stockholders will be able to substantially impact any vote of the stockholders and exert considerable influence over our affairs.

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

Risks Related to the Proposed Merger with Myriad Pharmaceuticals

Our proposed merger with Myriad Pharmaceuticals, Inc., or MPI, may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement and our stock price may decline.

On December 18, 2009, we announced that we had entered into a definitive merger agreement with MPI and a wholly owned subsidiary of MPI, pursuant to which the MPI subsidiary will merge with and into Javelin, with Javelin surviving as a wholly owned subsidiary of MPI. Under the terms of the merger agreement, each outstanding share of our common stock, other than certain shares of common stock held directly or indirectly by us or MPI (which will be canceled as a result of the proposed merger) and other than those shares for which appraisal rights have been properly exercised under Delaware law and not withdrawn, will be converted into the right to receive the merger consideration.

The announcement of the proposed merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing, research and development, productivity initiatives or other key business activities, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the proposed merger, whether or not consummated, may impact our relationships with third parties, including collaboration partners, suppliers, distributors, physicians, consumers and others.

The completion of the proposed merger is subject to certain conditions, including, among others: (i) approval of the merger agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the proposed merger, (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and MPI, respectively, and compliance by us and MPI of our and their respective obligations under the merger agreement, (iv) declaration of the effectiveness by the Securities and Exchange Commission of the Registration Statement on Form S-4 that was filed by MPI and (v) no material adverse effect on us or on MPI having occurred since the date of the merger agreement.

If MPI terminates the merger agreement as a result of our board of directors having changed its recommendation to our stockholders to approve the proposed merger or having failed to reaffirm its recommendation to our stockholders to approve the proposed merger for any reason other than a material adverse effect to MPI, we shall pay MPI a termination fee of $2.9 million and MPI’s transaction expenses of up to $1.5 million. We shall also pay MPI a termination fee of $2.9 million and its transaction expenses of up to $1.5 million if we terminate the merger agreement for a superior proposal, or if MPI terminates the merger agreement as a result of (A) our board having (i) recommended that our stockholders approve an alternative acquisition proposal or (ii) determined to accept a superior proposal, (B) our company having breached its obligation not to solicit offers or failing to hold our stockholders’ meeting or (C) a third party having commenced a tender offer for our company and our board not having recommended to our stockholders that they reject such third-party offer.

We cannot predict whether the closing conditions for the proposed merger set forth in the merger agreement will be satisfied. As a result, we cannot assure you that the proposed merger will be completed. If the closing conditions for the proposed merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the proposed merger does not occur, we will remain liable for significant expenses that we have incurred related to the transaction. Furthermore, if the merger agreement is terminated by us or MPI in circumstances that obligate us to pay a termination fee or reimburse MPI for its expenses, our stock price may decline as a result of such payments, our financial condition could be adversely affected and/or a potential competing third party proposing an alternative transaction may propose less favorable terms than it might otherwise have proposed.

In the event we are require but are unable to repay any amounts owed to MPI under the loan and security agreement entered into in connection with the merger agreement, we may be required to reduce or terminate our operations and declare bankruptcy.

Concurrently and in connection with the execution of the merger agreement, we and our wholly owned subsidiary, Innovative Drug Delivery Systems, Inc., or IDDS, entered into a loan and security agreement, with MPI for a $6.0 million working capital facility. Under the agreement, Javelin and/or IDDS may draw down up to $2.0 million per month until March 15, 2010. Any amounts outstanding are due and payable on the first to occur of (1) the closing date of the merger, (2) within two business days or 90 days following the termination of the merger agreement, depending on the circumstances of such termination, or (3) an acceleration for any event of default, including, without limitation, if an insolvency proceeding has been instituted. If the merger agreement is terminated and MPI is required to pay to us the $2.9 million termination fee and/or our expenses of up to $1.5 million, then such amounts may be offset by any amounts outstanding under this agreement. Our obligations under this agreement are secured by all assets of Javelin and IDDS. If any amounts become due and payable by us under this agreement prior to the consummation of the merger or in connection with the termination of the merger agreement and we are unable to pay such amounts, we may be required to reduce or terminate our operations and declare bankruptcy.

Litigation has been instituted against us, certain members of our board of directors, and MPI challenging the merger, and adverse judgments in these lawsuits may prevent the merger from becoming effective within the expected timeframe or at all.

We, certain members of our board of directors, and MPI have been named as defendants in purported class action lawsuits brought by our stockholders challenging the proposed merger with MPI. The lawsuits allege various breaches of fiduciary duty in connection with the proposed merger and seek, among other things, damages and injunctive relief to prohibit the parties from completing the merger. If the plaintiffs in these cases are successful in obtaining an injunction prohibiting us and MPI from completing the merger on the agreed-upon terms, the injunction may prevent the parties from completing the merger in the expected timeframe, if at all. While we believe the allegations are without merit and intend to vigorously defend against these actions, we are unable to predict the final outcome of these lawsuits. Even if the plaintiffs in these actions are not successful, the costs of defending against such claims could adversely affect our financial condition, to the extent not covered by insurance.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Currently, we do not have any unresolved comments from the SEC staff with respect to our prior filings.

ITEM 2. PROPERTIES.

Our principal executive offices consist of approximately 22,214 square feet of leased space at 125 CambridgePark Drive, Cambridge, Massachusetts under a lease expiring in June 2012. During 2009 we also leased approximately 2,500 square feet in Lake Success, New York, to support our manufacturing group, under a lease that expired in October 2009. We believe our current premises are sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

On January 5, 2010, we were served with a complaint (the “Complaint”) naming us, certain of our directors, Myriad Pharmaceuticals, Inc. and MPI Merger Sub, Inc. as defendants in a purported class action lawsuit, Schnipper v. Watson, No. 09-5439 (Mass. Super. Ct. filed Dec. 23, 2009). The Complaint alleges various breaches of fiduciary duty in connection with the proposed merger contemplated by the Agreement and Plan of Merger, dated December 18, 2009, among us, Myriad Pharmaceuticals, Inc., MPI Merger Sub, Inc. and a stockholder representative. Two other complaints, Parrish v. Watson, No. 10-0029 (Mass. Super. Ct. filed Jan. 5, 2010) and Andrews v. Driscoll, No. 10-0049 (Mass. Super. Ct. filed Jan. 6, 2010), making substantially similar allegations, were filed against us and certain of the other defendants identified above following the filing of the Complaint. On February 23, 2010, a consolidated amended shareholder class action complaint was filed in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County combining these litigations into a single class action suit, In re Javelin Pharmaceuticals, Inc. Shareholder Litigation, Lead Case No. 09-5439BLS 1 (Mass. Super. Ct. filed Feb. 23, 2010). While we are unable to predict the final outcome of this lawsuit, we believe that the allegations are without merit and we intend to vigorously defend against this action.

ITEM 4. RESERVED.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market and Market Prices

Our common stock is traded on the NYSE Amex under the symbol “JAV”. The following table sets forth for the indicated periods the high and low sales price of our common stock for the two fiscal years ended December 31, 2009, as reported on the NYSE Amex (or, previously, the American Stock Exchange).

	Fiscal Year Ended		Fiscal Year Ended
Fiscal Period	12/31/09		12/31/08
	High	Low	High	Low
First Quarter	$1.69	$0.91	$4.39	$2.66
Second Quarter	1.48	1.01	3.55	2.14
Third Quarter	2.28	1.20	3.19	2.14
Fourth Quarter	2.02	1.08	2.65	0.40

Approximate Number of Holders of Our Common Stock

On February 9, 2010, there were approximately 76 stockholders of record of our common stock, excluding record holders of IDDS common stock who have not yet exchanged the certificates for their IDDS shares for our common stock. In addition, a number of shares of common stock are held in street or nominee name, so it is believed that there are a substantial number of additional beneficial owners of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock in the past, and we do not anticipate doing so in the foreseeable future. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Transfer Agent

American Stock Trust & Transfer Company, New York, New York, is the transfer agent for our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	7,277,492	$2.61	2,975,487	(1)
Equity compensation plans not approved by security holders	1,019,328	$3.87	—
Total:	8,296,820	$2.76	2,975,487	(1)

(1) Includes 27,632 shares of common stock available for future issuance under the 2007 Employee Stock Purchase Plan.

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

The graph below shows a comparison of cumulative total return on our common stock to the cumulative return on The Russell 2000 Index, the RDG Small Cap Pharmaceutical Index and the NYSE Arca Biotechnology Index since December 31, 2004. The Performance Graph assumes reinvestment of dividends, where applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, the possible future performance of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below, which has been derived from our audited consolidated financial statements for the fiscal years 2005-2009, should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the accompanying consolidated financial statements and related notes included in this Annual Report. The following table sets forth selected consolidated financial data as of and for the years in the five year period ended December 31, 2009. All share and per share amounts have been adjusted to reflect the 1.018 per share exchange ratio in the December 2004 reverse merger between Intrac and IDDS, and the 1.016-for-1 stock split on March 12, 2002. Historical results are not necessarily indicative of the results to be expected in the future.
						Cumulative from
						February 23,
						1998
						(Inception) to
	Year Ended December 31,					December31,
	2009	2008	2007	2006	2005	2009
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Partner revenue	$3,632	$—	$—	$—	$—	$3,632
Product revenue	188	1,102	—	—	—	1,290
Government grants and contracts	—	—	—	842	1,548	5,805
Total revenues	3,820	1,102	—	842	1,548	10,727
Costs and expenses
Cost of product revenue	2,979	850	—	—	—	3,828
Research and development	24,489	26,831	19,019	10,854	7,213	127,556
Selling, general and administrative	13,248	17,220	13,811	9,609	5,222	74,009
Depreciation and amortization	322	293	97	61	44	892
Total operating expenses	41,038	45,193	32,927	20,524	12,479	206,286
Operating loss	(37,218)	(44,092)	(32,927)	(19,682)	(10,931)	(195,559)
Other income (expense)	(397)	(276)	—	601	—	(68)
Interest expense	—	—	(1)	—	—	(945)
Interest income	50	921	1,897	1,283	319	5,090
Other income (expense)	(347)	645	1,896	1,884	319	4,077
Loss before income tax provision	(37,565)	(43,447)	(31,031)	(17,798)	(10,612)	(191,482)
Income tax provision	12	16	—	—	—	28
Net loss	(37,577)	(43,463)	(31,031)	(17,798)	(10,612)	(191,510)
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	(3,559)
Net loss attributable to common stockholders	$(37,577)	$(43,463)	$(31,031)	$(17,798)	$(10,612)	$(195,069)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.62)	$(0.77)	$(0.68)	$(0.44)	$(0.38)
Weighted average shares	61,030	56,184	45,463	40,180	27,831

	As of December 31,
	2009	2008	2007	2006	2005
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$767	$20,058	$15,931	$9,273	$33,307
Short term marketable securities	—	—	21,319	11,462	—
Noncurrent marketable securities	—	1,587	—	—	—
Working capital	(6,611)	14,255	30,015	17,885	32,988
Total assets	4,956	29,305	43,152	21,441	34,439
Stockholders equity (deficit)	(7,741)	20,673	34,511	18,232	33,202

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

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: risks relating to our proposed merger with Myriad Pharmaceuticals, Inc., including the failure of the stockholders of either party to the merger agreement to approve the merger, the failure of either party to meet any of the other conditions to closing the merger, contractual restrictions on the conduct of our business included in the merger agreement, and the potential for loss of key personnel, disruption in key business activities or any impact on our relationships with third parties as a result of the announcement of the proposed merger; the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals and patents; the commercialization of our product candidates, at reasonable costs; the ability of our suppliers to continue to provide sufficient supply of products; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. We are also subject to numerous risks relating to our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in this report. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

Overview and History

History

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

Overview

We are a specialty pharmaceutical company that applies proprietary technologies to research, develop and in the case of our DylojectTM product (injectable diclofenac), commercialize new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the acute care pain management market. Our product and product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of acute pain compared to other currently available treatments. We have three late stage product candidates in clinical development in the United States (“U.S.”): Dyloject™ (diclofenac sodium injectable), EreskaTM (intranasal ketamine, formerly referred to as PMI-150) and RylomineTM (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the United Kingdom (“U.K.”) for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007. We began recording product revenues related to sales of Dyloject in the U.K. in the first quarter of 2008, which continued through February 6, 2009, at which point we completed a transaction with Therabel Pharma N.V. (“Therabel”) under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S.

We have devoted substantially all of our resources since we began our operations in February 1998 to the development, and, during 2008 with respect to Dyloject the commercialization, of proprietary pharmaceutical products for the treatment of acute care pain. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $191.5 million through December 31, 2009, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses related to the commercialization of Dyloject in the U.K. Research and development activities include salaries, benefits and stock-based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, regulatory and filing fees, and clinical and commercial scale manufacturing. Selling, general and administrative costs include salaries, benefits and stock-based compensation for employees, temporary and consulting expenses, and costs associated with our pre- and post-launch selling and marketing activities in the U.K.

Recent Developments

FDA Acceptance of our NDA

On February 2, 2010, our New Drug Application (NDA) submitted on December 2, 2009 to the US Food and Drug Administration (FDA) for Dyloject Injection, was accepted for formal review. The review classification for this application is Standard. The Prescription Drug User Fee Act (“PDUFA”) goal date is October 3, 2010. The NDA is in support of US marketing approval and registration of Dyloject for the management of acute moderate-to-severe pain in adults. If approved, Dyloject will be the first IV non-steroidal anti-inflammatory drug (NSAID) marketed in the United States as a single agent for the management of acute moderate-to-severe pain in adults since ketorolac in 1990.

Merger with Myriad Pharmaceuticals

On December 18, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Myriad Pharmaceuticals, Inc. (“MPI”), MPI Merger Sub, Inc., a wholly-owned subsidiary of MPI (the “Merger Sub”), and a representative of our stockholders (the “Stockholder Representative”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Javelin with Javelin continuing as the surviving corporation and a wholly-owned subsidiary of MPI (the “Merger”). Upon consummation of the Merger, the pre-Merger stockholders of our company will own approximately 40.6% of the combined company.

There are no assurances that the proposed Merger will be consummated on the expected timetable (during the first half of 2010), or at all. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Merger or any agreements or transactions contemplated thereby.

At the effective time of the Merger, each outstanding share of our common stock (“Javelin Common Stock”) will be converted and exchanged into the right to receive 0.2820 shares of MPI’s common stock (“MPI Common Stock”) and a number of additional shares of MPI Common Stock upon approval by the FDA of the New Drug Application for Dyloject (the “Dyloject NDA”) in the amount of:

●	0.0491 shares of MPI Common Stock if the FDA approves the Dyloject NDA on or prior to June 30, 2010;

●	0.0246 shares of MPI Common Stock if the FDA approves the Dyloject NDA after June 30, 2010, but on or prior to January 31, 2011; or

●	0.0123 shares of MPI Common Stock if the FDA approves the Dyloject NDA after January 31, 2011, but on or prior to June 30, 2011.

Immediately following the consummation of the Merger, MPI will deposit in an escrow account the maximum number of additional shares of MPI Common Stock issuable upon FDA approval of the Dyloject NDA to our pre-Merger stockholders.

The Merger Agreement includes customary representations, warranties and covenants of the parties thereto. We have agreed to operate our businesses in the ordinary course until the effective time of the Merger, subject to certain agreed upon limitations, and have agreed to certain “non-solicitation” provisions that prohibit us from soliciting proposals relating to alternative business combination transactions and, subject to certain exceptions, entering into discussions or negotiations concerning proposals for alternative transactions prior to the effective time of the merger. MPI has also agreed to certain covenants, including a covenant that it will not, without our prior consent, sell or issue any equity securities except pursuant to existing stock options or existing rights or warrants.

Consummation of the Merger is conditioned upon the satisfaction of customary closing conditions, including the adoption of the Merger Agreement by the affirmative vote of stockholders holding a majority of the outstanding shares of Javelin Common Stock and the approval of the issuance of MPI Common Stock pursuant to the Merger Agreement by a majority of the votes cast by holders of MPI Common Stock. MPI and Javelin have each undertaken to hold a stockholders’ meeting to submit these matters to their respective stockholders for their consideration. MPI has filed with the Securities and Exchange Commission, or the SEC, a registration statement on Form S-4, which includes a joint proxy statement/prospectus of MPI and Javelin.

The Merger Agreement also includes certain termination rights for us and MPI and provides that, upon termination of the Merger Agreement under specified circumstances, one party will be required to pay the other party a termination fee of $2.9 million and/or to reimburse the other party’s reasonable expenses up to $1.5 million.

Working Capital Facility

In connection with the Merger Agreement, on December 18, 2009, we entered into a loan and security agreement (the “Loan and Security Agreement”) with MPI for a $6.0 million working capital facility (the “Working Capital Facility”). The Working Capital Facility may be drawn by us or by IDDS, up to $2.0 million per month, subject to an aggregate cap of $6.0 million, until March 15, 2010. Borrowings under the Working Capital Facility bear interest at a rate equal to 10% per annum, and the interest and aggregate amount of any outstanding loans will be due and payable on the first to occur of (i) the closing date of the Merger, (ii) within two business days or 90 days following the termination of the Merger Agreement, depending on the circumstances of such termination, or (iii) an acceleration for any event of default, including, without limitation, if an insolvency proceeding has been instituted. If the Merger Agreement is terminated and MPI would be required to pay the termination fee or our expenses, in each case under the Merger Agreement, then such amounts may be offset by any amounts outstanding under the Working Capital Facility. The obligations under the Working Capital Facility are secured by all assets of Javelin and IDDS.

The Working Capital Facility contains certain covenants, including compliance with the Merger Agreement, limiting use of proceeds for working capital purposes and limitations on incurrence of liens and transfer of collateral, except as permitted by the Merger Agreement. MPI may accelerate our obligations under the Working Capital Facility for any event of default, including default in performance of the Merger Agreement (beyond all notice and cure periods thereunder) and if a voluntary or involuntary insolvency proceeding has been instituted against Javelin or IDDS. As of the date of this report, we have requested the entire $6.0 million of the facility for use in operations, which was received in three installments in 2010.

Since our inception, we have incurred approximately $127.6 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. Total research and development costs incurred through December 31, 2009 for each of these products was approximately $57.4 million, $30.9 million and $19.0 million, respectively. In addition, we have incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.

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

Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. Although we believe that our existing cash resources, in addition to those cash resources that we may receive pursuant to the Working Capital Facility discussed above, will be sufficient to support the current operating plan at least through April 15, 2010 or through the consummation of the proposed merger with Myriad, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly if the merger is not completed. In that case, we may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.

Results of Operations

Revenues

Product Revenue. In 2009 and 2008, we recorded product revenue of $0.2 million and $1.1 million, respectively. Product revenue consists entirely of sales of Dyloject, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml), to hospitals in the U.K. Commercial launch of the product occurred in December 2007 upon first inclusion in local hospital formularies. We began recording product revenue in the first quarter of 2008. Product revenue for 2009 includes only sales to hospitals prior to the Therabel transaction in February 2009. In February 2009, we licensed our U.K. and EU rights to the product to Therabel, under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in E.U. and certain other countries outside of the U.S.

We do not expect to generate any significant product revenue in 2010. Any product revenue we record in 2010 is dependent on the approval of Dyloject’s NDA, which was accepted by the FDA for formal review in February 2010, and our ability to successfully manufacture and market the potential product. There can be no assurance that this will happen.

We may record royalty revenues from Therabel’s sales of Dyloject in the U.K., the amounts of which will be dependent on Therabel’s ability to successfully market the product, obtain market acceptance, and file additional marketing applications for Dyloject in the E.U. There can be no assurance that this will happen.

Partner Revenue. Our partner revenue consists of revenue related to our transaction with Therabel, which occurred in February 2009. There was no partner revenue in 2008 or 2007.

A breakout of our partner revenue is as follows:

	For the year ended December 31,
	2009	2008	2007
Product sales to partner	$2,553,072	—	—
Amortization of partner milestones	1,078,853	—	—
Total	$3,631,925	—	—

Product sales to partner. The Therabel Agreement provided for the sale of our existing inventory at the time of the agreement to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory was sold to Therabel on a one-time, royalty-free basis. In 2009, Therabel took delivery of approximately $2.6 million of inventory, which we recorded as revenue. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor. Our entire existing inventory at the time of the Therabel agreement had been sold to Therabel as of December 31, 2009.

Amortization of partner milestones. The Agreement with Therabel provided for $7.0 million in an upfront payment, which we received in February 2009. There are future performance obligations on our part under the License Agreement. The upfront payment is being recognized in our results of operations over the estimated term of the Agreement, which we expect will be through November 2014.

Government Grants and Contracts. Prior to 2008, all of our revenues since our inception were derived from government grants and contracts. In October 2000, we received a grant of $1.2 million from the U.S. Department of Defense (“DOD”) for the development of Ereska. In May 2003, the DOD extended the award by $4.3 million funding for the development of Ereska. We did not record any contract revenue for the years ended December 31, 2009, 2008 and 2007 related to the DOD contract. The DOD contract was billed monthly as costs were incurred.

Costs and Expenses

Costs of Product Revenues. For the year ended December 31, 2009 and 2008, our cost of product revenues was approximately $3.0 million and $0.8 million, respectively. A breakdown is as follows:

	For the year ended December 31,
	2009	2008	2007
Cost of product sales to hospitals	$161,362	$849,591	$—
Cost of inventory sales to Partner	2,582,629	—	—
Cost of royalties	234,703	—	—
Total	$2,978,694	$849,591	$—

The cost of product revenue to hospitals is associated with our third party sales during the January 1 to February 7, 2009 period. The high cost of product revenues in 2009 and 2008 was due to the low yields and high per unit costs for production, shipping, labeling, packaging and sampling costs related to our contract manufacturer and early supply chain deployment for a new product launch. Additionally, we incurred significant costs for new product sampling and testing prior to labeling and packaging related to Dyloject. These costs were immediately expensed to cost of goods sold in the period they occurred.

Our cost for inventory sold to Therabel was based on the terms of the agreement.  Our entire existing inventory at the time of the Therabel agreement had been sold to Therabel as of December 31, 2009.

Our cost of royalties represents our portion of royalties payable to third parties for sales recorded by Therabel during under the Therabel Agreement. There is the potential for our gross margin on royalties to increase based on sales performances and selling prices. However, whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expenses. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for personnel, materials and supplies used to develop and manufacture our product candidates. Other research and development expenses include compensation paid to consultants and outside service providers to provide regulatory guidance, assist in preparing our NDA, and run our nonclinical and clinical trials. We expense research and development costs as incurred. We expect that our research and development expenses will decrease in the near term. Research and development expenses may fluctuate from period to period due to the timing and nature of clinical trial expenditures and regulatory filings.

Research and development expenses decreased from approximately $26.8 million for the year ended December 31, 2008 to $24.5 million for the year ended December 31, 2009. Although our research and development costs related to clinical activities increased by approximately $1.2 million in 2009 as we continued to advance our Dyloject product candidate development program to the FDA submission, these expenses were offset by reduced manufacturing costs of approximately $3.6 million in 2009.  In 2009, our reduced clinical and manufacturing workforce decreased our salaries and benefits by approximately $1.3 million compared to 2008. However, this was offset by an increase of approximately $0.8 million in non-cash share-based compensation, including the effect of accelerating vesting of stock options in December 2009. Additionally, our consulting costs associated with regulatory compliance and filing of the NDA for Dyloject increased approximately $0.5 million in 2009 over 2008. Expenses associated with clinical trials, including lab fees, increased by approximately $0.6 million in 2009 over 2008 as we completed our Dyloject studies and Ereska Phase 3 study in 2009. Other expenses related to our clinical and manufacturing activities decreased by $0.2 million compared to 2008. Our manufacturing costs, including production, stability and storage of our clinical product, decreased by approximately $2.7 million in 2009, primarily because manufacturing costs in 2008 included the scale up and validation of Baxter Healthcare Corporation as a secondary supplier for Dyloject in the UK and significantly higher stability testing costs compared to 2008.

Dyloject product development costs increased from approximately $16.1 million for the year ended December 31, 2008 to $22.1 million for the year ended December 31, 2009. In 2009, Dyloject expenses related primarily to the remaining expenses associated with our large, open-label safety study for Dyloject, which began enrolling in September 2008 and completed enrollment in the second quarter of 2009, intended to supplement our summary of integrated patient safety data base, a part of our NDA for Dyloject in the United States, which was submitted to the FDA in December 2009. Additional Dyloject expenses related to further clinical development activities, consulting, regulatory and other costs associated with our NDA submission development process for Dyloject.

Ereska product development costs decreased from $10.3 million for the year ended December 31, 2008 to $2.4 million for the year ended December 31, 2009. In 2009, costs associated with Ereska primarily were related to consulting, biostatistical analysis and review of the results of our first Phase 3 clinical study of Ereska for acute moderate-to-severe pain. The trial enrolled approximately 250 patients and was designed to confirm the analgesic efficacy of Ereska in treating postoperative pain following orthopedic surgery. The Phase 3 trial was completely enrolled as of November 2008. In February 2010, we announced that a reexamination conducted by a third party of pain score measurements from its Phase 3 study of Ereska showed that top line results for its primary endpoint were statistically significant. Further analysis of the trial revealed that all secondary endpoints, with the exception of one, were statistically insignificant. Previously, in August 2009, we had reported that the top line results for Ereska’s primary endpoint were not statistically significant. The previously disclosed top line results, based upon data captured by an external vendor, had inconsistencies whose presence was verified by a third party biostatistics company engaged by Javelin that thoroughly reexamined the trial's conduct and the initial primary analysis.

Rylomine product development costs decreased from $0.5 million for the year ended December 31, 2008 to $0 for the year ended December 31, 2009, as we focused our limited resources on advancing Dyloject and Ereska.

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

Dyloject product development costs increased from approximately $9.3 million for the year ended December 31, 2007 to $16.1 million for the year ended December 31, 2008. In December 2008, Dyloject successfully met primary efficacy endpoints with statistical significance in the second of two large pivotal U.S. Phase 3 efficacy studies in postsurgical patients with moderate-to-severe pain. In September 2008, we completed enrollment in this study, which had begun in July 2007. This U.S. study enrolled patients with moderate-to-severe postoperative pain following elective orthopedic surgery. This was a 4-arm design that employed Dyloject and ketorolac doses, or placebo, in postoperative orthopedic surgical patients. In September 2008, we enrolled the first patient in a planned large, single-arm, open label observational safety study for Dyloject. The study was intended to supplement our summary of an integrated patient safety data base, as part of our NDA submission to the FDA in 2009. The single-arm, open-label design of this safety study allowed more rapid enrollment and data monitoring than our two double-blinded, pivotal Phase 3 efficacy studies.

Ereska product development costs increased from $6.3 million for the year ended December 31, 2007 to $10.3 million for the year ended December 31, 2008. In June 2008, we announced dosing of the first patient in our first pivotal Phase 3 clinical study of Ereska for acute moderate-to-severe pain. The trial enrolled approximately 250 patients and was designed to confirm the analgesic efficacy of Ereska in treating postoperative pain following orthopedic surgery. The Phase 3 trial was completely enrolled as of November 2008. Prior randomized, double-blind, placebo-controlled, Phase 2 clinical studies of Ereska have demonstrated rapid, statistically significant relief of moderate-to-severe postoperative and breakthrough pain. In February 2008, we completed accrual of subjects in the last of four planned Phase 1 human pharmacokinetic (PK) studies needed to support our intended filing of an NDA for Ereska. This group of four PK studies enrolled a total of 151 subjects, of whom 139 received Ereska intranasally, 32 received intravenous ketamine, and 12 received oral ketamine. Some subjects received ketamine by more than one route of administration. No serious adverse events occurred in any of the four trials.

Rylomine product development costs decreased from $3.4 million for the year ended December 31, 2007 to $0.5 million for the year ended December 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include salaries, stock-based compensation and other related costs for personnel in executive, finance, accounting, information technology, sales and marketing and human resource functions. Other costs include medical information services, monitoring, sales and marketing costs related to the launch of Dyloject in the U.K., including our contracted sales force, medical education and market research. Additionally, it includes facility costs and professional fees for legal and accounting services. Our selling, general and administrative expenses may increase significantly in 2010, as we prepare for the potential approval and launch of our Dyloject product in the U.S. which was accepted by the FDA for review in February 2010, the approval of which could occur by the end of 2010.  However, there can be no assurance that this will happen.

Selling, general and administrative expenses decreased from approximately $17.2 million for the year ended December 31, 2008 to $13.2 million for the year ended December 31, 2009. The decrease in selling, general and administrative expenses for the year ended December 31, 2009 compared to 2008 was primarily the result of our termination of sales and marketing activities after the Therabel transaction in February 2009, offset by expenses incurred related to our proposed merger with Myriad.

In 2009, our sales and marketing expenses decreased by $5.2 million. This includes a savings of approximately $4.0 million related to not having a contracted sales force, certain promotional activities, medical education and medical research, upon consummation of the Therabel transaction. Similarly, we have savings of approximately $1.3 million in salaries and benefits as the result of reducing our commercial workforce in 2009. Our general and administrative expenses increased by approximately $1.3 million in 2009. This increase is primarily the result of $3.2 million expenses we have incurred related to the potential merger activity, including banker and legal fees of approximately $1.6 million, and $1.6 million of non-cash expenses for the accelerated vesting of unvested stock options on the date we entered into the Merger Agreement with Myriad. These expenses  were offset by $2.0 million overall cost savings initiatives across the company, including salaries and wages from lower headcount in 2009, patent fees, facilities expenses, investor relations, travel and entertainment and other third party service fees.

Selling, general and administrative expenses increased from approximately $13.8 million for the year ended December 31, 2007 to $17.2 million for the year ended December 31, 2008. The increase in selling, general and administrative expenses in 2008 over 2007 resulted primarily from increased sales and marketing costs related to the launch of Dyloject in the U.K. Additional increases were due to facility costs, headcount and personnel costs as we expand and improve our administrative infrastructure, as well as general administrative and professional fees to support the launch.

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

Other Income and Expenses. For the years ended December 31, 2009, 2008 and 2007, other income (expense), net, amounted to approximately $(0.3) million, $0.6 million and $1.9 million, respectively, as follows:
	For the year ended December 31,
	2009	2008	2007
Interest income	$49,691	$921,238	$1,896,601
Interest expense	—	—	(699)
Impairment of auction rate securities	—	(213,090)	—
Realized (loss) gain on sale of marketable securities	(386,855)	34,773	—
Realized loss on foreign exchange transactions, net	(10,223)	(97,924)	—
Total other income (expense), net	$(347,387)	$644,997	$1,895,902

Interest income. Interest income consists of interest earned on our cash, cash equivalents and marketable securities available for sale. For the year ended December 31, 2009 we had lower average invested balances of cash, cash equivalents and marketable securities than in 2008. Similarly, for the year ended December 31, 2008 we had lower average invested balances of cash, cash equivalents and marketable securities than in 2007.

Impairment of auction rate securities. Due to adverse developments in the global credit and capital markets during 2008, certain auctions for auction rate securities had failed as a result of liquidity issues and there was little to no market activity for those instruments as of December 31, 2008. We performed a fair value analysis of the securities with the help of an independent third party valuation specialist, and determined the fair values of our auction rate securities were below carrying value, and recorded a charge to the results of operations to reflect the impairment in the amount of $213,090 in 2008. During 2009, the auction rate market had not yet returned to orderly functionality, however we became aware of various market participants willing to enter into transactions at a discount. We were presented with such an opportunity and on September 1, 2009, we redeemed our marketable securities to use the funds for operating purposes. As a result, we realized a loss of $386,855 on the sale of these securities, which is included in earnings in 2009.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of December 31, 2009, we had cash and cash equivalents of $0.8 million. As of December 31, 2008, we had cash, cash equivalents and marketable securities of approximately $21.6 million, including $1.6 million of long-term marketable securities.

In connection with the Merger Agreement, on December 18, 2009, we entered into a loan and security agreement (the “Loan and Security Agreement”) with MPI for a $6.0 million working capital facility (the “Working Capital Facility”). The Working Capital Facility may be drawn by us or by IDDS, up to $2.0 million per month, subject to an aggregate cap of $6.0 million, until March 15, 2010. As of the date of this report, we have requested the entire $6.0 million of the facility for use in operations, which was received in three installments in 2010.

In November 2009, we issued 3,186,700 shares of our common stock to a certain institutional investor in a registered direct offering. The aggregate gross proceeds from the offering were approximately $4.0 million, and the aggregate net proceeds, after deducting the fees of the placement agent and other offering expenses, were approximately $3.7 million. We used the net proceeds from the offering to fund clinical research and development programs for our product candidates, capital expenditures, and for other general corporate purposes. The common stock that was sold in the offering was registered on a universal shelf registration statement on Form S-3 (No. 333-140481) that was declared effective by the SEC on February 12, 2007.

On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million, and received an additional $2.6 million in 2009 for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement provides for up to $59.5 million if certain sales and regulatory milestones are met. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

In May 2008, we sold 11,423,106 shares of our common stock to certain institutional and individual investors in a registered direct offering at $2.41 per share. The aggregate gross proceeds from the offering were approximately $27.5 million, and the aggregate net proceeds, after deducting the fees of the placement agents and other offering expenses, were approximately $25.8 million. We used the net proceeds from this offering to fund clinical research and development programs, the commercialization and manufacturing of our product and our product candidates, and for other general corporate purposes. The common stock sold in the offering has been registered on a universal shelf registration statement on Form S-3 (No. 333-149090) that was filed with the SEC on February 6, 2008 and declared effective by the SEC on February 12, 2008, and under which approximately $32.5 million remains available for future issuance.

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

Although we believe that our existing cash resources, in addition to the funds we received in 2010 pursuant to our Working Capital Facility, will be sufficient to support the current operating plan at least through April 15, 2010 or through the consummation of the proposed merger with Myriad, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly if the merger is not completed. In that case, we may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $195.1 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of December 31, 2009, we have paid an aggregate of $5.6 million and $6.0 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd., respectively, excluding royalties, pursuant to agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

We expect our cash requirements for operating activities will increase due to the following future activities:

●	Conducting clinical programs, including Phase 3 clinical trials to support regulatory submissions and label extensions of our product candidates;

●
Continuing to support Good Manufacturing Practices (“GMP”) drug supply requirements of our nonclinical and clinical trials; completing formal stability testing, analytical development, methods development, specification development and commercial scale-up;

●
Conducting commercialization activities in support the product launch of any of our product candidates, including pre-launch planning, development of market plans, production of commercial stock, pricing and reimbursement application, development of regional sales and marketing capabilities;

●	Maintaining, protecting and expanding our intellectual property;

●	Developing expanded internal infrastructure; and

●	Hiring additional personnel.

Cash used in operating activities

From inception through December 31, 2009, net cash used in operating activities was approximately $137.2 million. Net cash used in operating activities decreased to approximately $24.3 million for the year ended December 31, 2009 from approximately $38.8 million for the year ended December 31, 2008.

Net cash used in operating activities for the year ended December 31, 2009 consists primarily of our net loss of $37.6 million, offset primarily by a $7.0 million license payment received from Therabel. The decrease in net cash used in operating activities was due primarily to lower cash outflows associated with a decrease in selling, general and administrative expenses and research and development activity in 2009. The significant decreases in cash outflow were directly related to lower salaries and benefits related to an overall reduction in workforce, significantly lower sales and marketing costs associated with the outlicense of Dyloject in the U.K. to Therabel,  and reduced manufacturing costs in 2009 compared to 2008. Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock-based compensation expenses of approximately $5.4 million, amortization of intangible assets of $0.6 million, depreciation of $0.3 million, the writedown of fixed assets of $0.2 million and the realized loss on the sale of our marketable securities of $0.4 million.

Also in 2009, decreases in our outstanding payables and accrued liabilities impacted cash by approximately $1.7 million, while our accounts receivable decreased by approximately $0.5 million and our inventory decreased by approximately $1.8 million, mostly because it was sold in conjunction with the Therabel transaction.

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

Also in 2008, increases in our outstanding payables and accrued liabilities impacted cash by approximately $2.0 million, while our inventory increased by approximately $1.7 million. This inventory has been sold in conjunction with the Therabel transaction.

Cash used in investing activities

From inception through December 31, 2009, net cash used in investing activities was approximately $6.1 million, primarily related to the net purchases of marketable securities available for sale and cash used in the acquisition of intangible assets and fixed assets. Net cash provided by investing activities was approximately $1.2 million for the year ended December 31, 2009 compared to net cash provided by investing activities of $16.6 million for the year ended December 31, 2008.

Net cash provided by investing activities in 2009 was the result of $1.2 million of redemptions of our marketable securities which were sold in 2009 to fund operations. We expect that cash used for investing activities in 2010 will fluctuate based on future financing and the need to utilize our current investments for operations or capital improvements.

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

Cash provided by financing activities

From inception through December 31, 2009, net cash provided by financing activities was approximately $144.1 million. For the years ended December 31, 2009 and 2008, net cash provided by financing activities was $3.8 million and $26.3 million, respectively.

For 2009, net cash from financing activities related to proceeds from the November 2009 registered direct offering to a certain institutional investor from the sale of our common stock, which generated net proceeds, after deducting the fees of the placement agent and other offering expenses, of approximately $3.7 million.

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

Commitments

The following table summarizes our commitments as of December 31, 2009:
	Payments due by period
	Total	< 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Operating leases (1)	$1,912,510	$779,882	$1,132,628	$—	$—
Shimoda License Agreement (2)	2,000,000	2,000,000	—	—	—
Archimedes License Agreements (3)	5,000,000	—	—	5,000,000	—
Manufacturing Supply Agreements (4)	14,775,000	775,000	8,000,000	6,000,000	—
	$23,687,510	$3,554,883	$9,132,628	$11,000,000	$—

(1) We lease approximately 22,214 square feet of general office space in Cambridge, Massachusetts, in addition to small equipment leases.

(2) Under the license agreement with Shimoda Biotech, Ltd. we are obligated to make a remaining milestone payment of approximately $2.0 million upon the occurrence of the acceptance for filing of the Dyloject NDA with the FDA for Dyloject. The FDA accepted the NDA for filing in February 2010, and we paid Shimoda the remaining $2.0 million in March 2010.

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

The timing of the remaining milestones is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur between three and five years, from December 31, 2009.

(4) Our manufacturing supply commitments primarily relate to our U.S. Manufacturing Agreement with Baxter Healthcare Corporation (“Baxter”). Under the Baxter agreement, as amended, we committed to purchase at least $14,000,000 worth of Dyloject product manufactured to our specifications, commencing upon regulatory approval from the FDA. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, the lack of FDA approval for Dyloject by a specified date.

Purchase Commitments

In February 2007, we entered into a Commercial Supply Agreement (the “Supply Agreement”) with Precision Pharma Services, Inc. (“Precision”). The initial term of the Supply Agreement was two years. Under the Supply Agreement, Precision agreed to manufacture our requirements for the supply of Dyloject, in accordance with U.S. and E.U. good manufacturing practices. We committed to purchase at least $7,650,000 worth of product during the two year period beginning on April 1, 2007. In December 2008, both parties mutually agreed not to extend the Supply Agreement. The Supply Agreement expired on March 31, 2009.

In May 2007, we entered into a Development and Toll Manufacturing Agreement (the “Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”), which was amended in December 2009. The amended agreement is for U.S. drug supply and has a three year term from the date of the final FDA drug approval letter, renewable thereafter in one-year increments. Under the amended Manufacturing Agreement, we committed to purchase at least $14,000,000 worth of Dyloject product manufactured to our specifications, commencing upon regulatory approval from the FDA. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, the lack of FDA approval for Dyloject by a specified date.

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

With the exception of revenues derived from government grants and contracts, product revenues from January 2008 through February 6, 2009 from sales of Dyloject in the U.K., and partner revenue in 2009, we have generated no operating revenues since our inception.

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectability is reasonably assured; and title and the risk and rewards of ownership have transferred to the buyer. Our product revenue consisted of sales of Dyloject in the U.K., which began in the first quarter of 2008 and continued through February 6, 2009, at which point we licensed the product to Therabel. During that time, we sold product directly to hospitals upon approval from their formulary process at a price which has been approved by the U.K. National Health Services. Due to the nature of our pricing as approved by the U.K. National Health Services and the national healthcare process, our sales did not have any provisions for chargebacks, rebates, discounts or other adjustments to gross revenue recorded.

Our return policy allowed for returns based on subjective criteria of the buyer for a limited period of time after the product was delivered. Because we started recording sales in the first quarter of 2008, we did not have a significant amount of history to draw upon in determining the level of returns that we might experience based on our return policy. As such, we believed it was appropriate not to record revenue on those shipments occurring in the reporting period that could be returned in the following reporting period, and recognized revenues on those shipments when the right of return restrictions lapsed in the subsequent period.

Inventory. Inventory was valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. At December 31, 2008, our inventory consisted entirely of Dyloject. We make the decision to capitalize inventory costs associated with our products at the point we believe future economic benefit will be realized, generally upon regulatory approval. Our inventory had been manufactured by a third party manufacturer in the US. We did not capitalize inventory produced by the manufacturer until a batch was completed and released. A batch was released after testing and acceptance of the batch as commercially viable. At that point, we assumed ownership and title to the inventory, and incur a liability. We do not have economic responsibility for product that is not commercially viable. Our inventory was initially considered work-in-process, as it was considered brite stock until it was labeled and packaged. Inventory was considered finished goods upon successful labeling and packaging of the product.

Inventory was relieved to cost of goods sold upon sale at actual cost of production. We periodically reviewed our inventories for excess or obsolete inventory and wrote-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value was less than that estimated by us, or if there were any further determinations that inventory would not be marketable based on estimates of demand, additional inventory write-downs would be required.

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

Research and Development Costs. Since our inception, we have incurred approximately $127.6 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our products, nor is it possible to estimate when, if ever, any of our products will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our products, which could result in significant delays in obtaining approval to sell our products, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our products, failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

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

Income Taxes As of December 31, 2009, we had approximately $142.4 million of domestic net operating loss carry forwards which expire on various dates through 2029. These loss carry forwards are available to reduce future federal and state taxable income, if any. These loss carry forwards are subject to review and possible adjustment by the appropriate taxing authorities. We have incurred operating losses since inception and  have established valuation allowances equal to the total deferred tax assets due to the uncertainty with respect to achieving profitable operations in the future. Should the uncertainty regarding our ability to achieve profitable operations change in the future, we would reverse all or a portion of the valuation allowance, the effect of which could be material to our financial statements.

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

Contingencies and Litigation

There has been, and we expect there may be, significant litigation in the industry regarding commercial practices, regulatory issues, pricing, and patents and other intellectual property rights. Certain adverse unfavorable rulings or decisions in the future could create variability or have a material adverse effect on our future results of operations and financial position.

On January 5, 2010, we were served with a complaint (the “Complaint”) naming us, certain of our directors, Myriad Pharmaceuticals, Inc. and MPI Merger Sub, Inc. as defendants in a purported class action lawsuit, Schnipper v. Watson, No. 09-5439 (Mass. Super. Ct. filed Dec. 23, 2009). The Complaint alleges various breaches of fiduciary duty in connection with the proposed merger contemplated by the Agreement and Plan of Merger, dated December 18, 2009, among us, Myriad Pharmaceuticals, Inc., MPI Merger Sub, Inc. and a stockholder representative. Two other complaints, Parrish v. Watson, No. 10-0029 (Mass. Super. Ct. filed Jan. 5, 2010) and Andrews v. Driscoll, No. 10-0049 (Mass. Super. Ct. filed Jan. 6, 2010), making substantially similar allegations, were filed against us and certain of the other defendants identified above following the filing of the Complaint. The Parrish complaint has been voluntarily dismissed by the plaintiff, and the plaintiff's counsel in that action has informed us that the plaintiff intends to re-file the action in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County. While we are unable to predict the final outcome of these lawsuits, we believe that the allegations are without merit and we intend to vigorously defend against these actions.

From time to time, we are involved in disputes or legal proceedings arising in the ordinary course of business. However, we do not believe that any such disputes or pending litigation would have a material adverse effect on our financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in ASC 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (formerly paragraph 11(a) of SFAS 133 - Accounting for Derivative Instruments and Hedging Activities), and are accordingly not accounted for as derivatives under the Codification, but instead are included as a component of equity. See Footnote 9 to the consolidated financial statements and the Consolidated Statement of Stockholders’ Equity for more information.

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification was effective for us on September 30, 2009. The Codification did not have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations SFAS No. 141R (now encapsulated in ASC 805).  Among other things, this standard established principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted the standard for all business combinations for which the acquisition date is on or after January 1, 2009.  This standard did not have an impact on our financial condition or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 distinguishes between subsequent events that should be recognized in the financial statements and those that should not.  It requires disclosure of the date through which subsequent events were evaluated. We adopted this topic in 2009, the results of which are disclosed in Note 19 to the consolidated financial statements.

In October 2009, the FASB’s Emerging Issues Task Force (EITF) issued authoritative guidance addressing revenue arrangements with multiple deliverables.  The authoritative guidance eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services.  Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria.  This guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price.  The guidance provides a hierarchy for estimating the selling price of each of the deliverables.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Accordingly, we will adopt this guidance in fiscal 2010. We do not expect the adoption of this guidance will impact our results of operations and financial condition.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 is not expected to have a significant effect on the Company’s consolidated financial position, footnote disclosures or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Related to Interest Rates and Foreign Currency

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates; however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2009, our cash included approximately $0.8 million of money market securities. Due to the short term duration of our portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

Substantially all of our operations are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk. In 2009, we had minimal sales and marketing operations in Germany. As a result, our financial position, results of operations and cash flows can be affected to some degree by market fluctuations in foreign currency exchange rates, primarily the Euro. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. Due to the minimal amount of activity in the German entity, the effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	65

Consolidated Balance Sheets as of December 31, 2009 and 2008	68

Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007, and the cumulative period from February 23, 1998 (inception) to December 31, 2009	69

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit) for the period from February 23, 1998 (inception) to December 31, 2009, including the years ended December 31, 2009, 2008 and 2007	70

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007, and the cumulative period from February 23, 1998 (inception) to December 31, 2009	71

Notes to the Consolidated Financial Statements	72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Javelin Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Javelin Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Javelin Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Javelin Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of Javelin Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Burlington, Massachusetts
March 8, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Javelin Pharmaceuticals, Inc. and Subsidiaries

We have audited Javelin Pharmaceuticals, Inc. and Subsidiaries’ (a development stage enterprise) (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Javelin Pharmaceuticals, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Javelin Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Javelin Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2009 and 2008 and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009, and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 8, 2010 expressed an unqualified opinion and included an explanatory paragraph relating to the Company’s ability to continue as a going concern.

/s/  McGladrey & Pullen, LLP

Burlington, Massachusetts
March 8, 2010

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

/s/ PricewaterhouseCoopers LLP
New York, New York
April 14, 2006

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$767,484	$20,057,937
Accounts receivable, product sales	—	470,288
Inventory	—	1,847,904
Prepaid expenses and other current assets	601,708	511,820
Total current assets	1,369,192	22,887,949
Long term marketable securities available-for-sale	—	1,586,910
Fixed assets, at cost, net of accumulated depreciation	551,330	1,195,670
Intangible assets, net of accumulated amortization	2,892,037	3,480,248
Other assets	143,149	154,918
Total assets	4,955,708	29,305,695

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	6,384,533	8,119,006
Deferred revenue, current	1,204,301	—
Deferred lease liability	391,475	513,519
Total current liabilities	7,980,309	8,632,525
Deferred revenue, noncurrent	4,716,846	—
Total liabilities	12,697,155	8,632,525

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of December 31, 2009 and 2008, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of December 31, 2009 and 2008, respectively; 63,879,541 and 60,649,358 shares issued and outstanding at December 31, 2009 and 2008, respectively	63,879	60,649
Additional paid-in capital	183,697,912	174,534,897
Accumulated other comprehensive income	6,935	10,383
Deficit accumulated during the development stage	(191,510,173)	(153,932,759)
Total stockholders’ equity (deficit)	(7,741,447)	20,673,170

Total liabilities and stockholders’ equity (deficit)	$4,955,708	$29,305,695

The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

				Cumulative from
				February 23, 1998
				(inception) to
	Year Ended December 31,			December 31,
	2009	2008	2007	2009
Revenues:
Partner revenue	$3,631,925	$—	$—	$3,631,925
Product revenue	188,172	1,101,613	—	1,289,785
Government grants and contracts	—	—	—	5,804,824
Total revenues	3,820,097	1,101,613	—	10,726,534
Costs and expenses:
Cost of product revenue	2,978,694	849,591	—	3,828,285
Research and development	24,488,994	26,830,617	19,018,854	127,556,178
Selling, general and administrative	13,248,593	17,219,518	13,810,772	74,009,476 (1)
Depreciation and amortization	322,042	293,509	97,650	891,814
Total costs and expenses	41,038,323	45,193,235	32,927,276	206,285,753
Operating loss	(37,218,226)	(44,091,622)	(32,927,276)	(195,559,219)
Other income (expense):
Interest expense	—	—	(699)	(944,657)
Interest income	49,691	921,238	1,896,601	5,090,289
Other income (expense)	(397,078)	(276,241)	—	(68,334)
Total other income (expense), net	(347,387)	644,997	1,895,902	4,077,298
Loss before income tax provision	(37,565,613)	(43,446,625)	(31,031,374)	(191,481,921)
Income tax provision	11,801	16,451	—	28,252
Net loss	(37,577,414)	(43,463,076)	(31,031,374)	(191,510,173)
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	—	(3,559,305)
Net loss attributable to common stockholders	$(37,577,414)	$(43,463,076)	$(31,031,374)	$(195,069,478)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.62)	$(0.77)	$(0.68)
Weighted average shares	61,029,991	56,184,146	45,462,653

(1)
Includes related party transaction of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002 (see note 15). The accompanying notes are an integral part of the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
For the period from February 23, 1998 (inception) to December 31, 2009, including the years ended December 31, 2009, 2008 and 2007

	Series A Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series C Redeemable Preferred Stock		Common Stock		Additional Paid-in	Unearned Com-	Stock Sub- scription	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	pensation	Receivable	Income	Stage	(Deficit)

Sale of Common Stock to founders at inception for cash ($0.001 per share)							4,540,812	$4,541	$457		$(3,749)			$1,249
Value of services provided by an affiliate (see Note 15)									89,531					89,531
Net loss for the period February 23, 1998 (inception) to December 31, 1998													$(470,200)	(470,200)
Balance at December 31, 1998							4,540,812	4,541	89,988		(3,749)		(470,200)	(379,420)
Issuance of 236,128 warrants in June in connection with bridge financing (see Note 9)									101,564					101,564
Issuance of Common Stock to consultant in June for services (see Note 9)							192,985	193	93,263		(106)			93,350
Issuance of 204,336 warrants to consultants in August for services (see Note 10)									98,598					98,598
Value of services provided by an affiliate (see Note 15)									155,917					155,917
Net loss for the year ended December 31, 1999													(1,205,559)	(1,205,559)
Balance at December 31, 1999							4,733,797	4,734	539,330		(3,855)		(1,675,759)	(1,135,550)
Issuance of 15,522 warrants to an advisor for services in connection with sales of Series A redeemable preferred stock in August (see Note 9)		$(55,790)							55,790					55,790
Exercise of warrants by consultants							204,336	204	(6)					198
Issuance of Common Stock in connection with acquisition of a license in September (see Note 1)							5,174,257	5,175	18,599,825					18,605,000
Sale of 160.565 Units for cash in September ($100,000 per Unit), net of offering expenses of $1,157,572	4,014,125	14,898,928
Issuance of Preferred A warrants in September (see Note 9)		(960,361)							960,361					960,361
Issuance of Preferred A Finders Units for services in September (see Note 9)		(107,825)							107,825					107,825
Payment of stock subscription receivable											3,201			3,201
Non-cash compensation in connection with issuance of stock options to non-employees in August and November (see Note 13)									707,550					707,550
Value of services provided by an affiliate (see Note 15)									163,376					163,376
Net loss for the year ended December 31, 2000													(23,023,842)	(23,023,842)
Balance at December 31, 2000	4,014,125	13,774,952					10,112,390	10,113	21,134,051		(654)		(24,699,601)	(3,556,091)
Issuance of Series B Preferred with a beneficial conversion feature for cash in December (see Note 9)			989,991	$1,935,044					3,559,305					3,559,305
Expenses in connection with sale of Series B stock				(474,317)
Deemed dividend related to beneficial conversion feature of Series B stock (see Note 9)				3,559,305					(3,559,305)					(3,559,305)
Payment of stock subscription receivable											544			544
Exercise of warrants by a consultant							15,522	15						15
Exercise of bridge warrants							15,893	16	138					154
Value of services provided by an affiliate (see Note 15)									481,299					481,299
Net loss for the year ended December 31, 2001													(8,067,699)	(8,067,699)
Balance at December 31, 2001	4,014,125	13,774,952	989,991	5,020,032			10,143,805	10,144	21,615,488		(110)		(32,767,300)	(11,141,778)
Issuance of compensatory stock options to members of the Board of Directors (see Note 13)									1,431,498	$(1,431,498)				—
Amortization of unearned compensation										1,264,522				1,264,522
Value of services provided by an affiliate (see Note 15)									185,059					185,059
Non-cash compensation in connection with issuance of stock options to a non-employee in September (see Note 13)									62,564					62,564
Reversal of subscription receivable											110			110
Net loss for the period ended December 31, 2002													(8,059,081)	(8,059,081)
Balance at December 31, 2002	4,014,125	13,774,952	989,991	5,020,032			10,143,805	10,144	23,294,609	(166,976)	—		(40,826,381)	(17,688,604)
Amortization of unearned compensation										113,069				113,069
Issuance of Series C Preferred as license payment in August (see Note 11)					65,360	$100,000
Conversion of Merger Note to Series C stock in August (see Note 10)					339,736	519,795
Sale of Series C Preferred for cash in August ($1.53 per share), net of issuance expenses of $132,496					2,549,254	3,767,856
Non-cash compensation in connection with issuance of stock options to a non-employee in October (see Note 13)									57,672					57,672
Exercise of bridge warrants (see Note 10)							2,270	2	20					22
Net loss for the period ended December 31, 2003													(3,155,092)	(3,155,092)
Balance at December 31, 2003	4,014,125	13,774,952	989,991	5,020,032	2,954,350	4,387,651	10,146,075	10,146	23,352,301	(53,907)	—	—	(43,981,473)	(20,672,933)
Conversion of Series A, B and C Preferred Stock to Common Stock (see Note 9)	(4,014,125)	(13,774,952)	(989,991)	(5,020,032)	(2,954,350)	(4,387,651)	8,187,259	8,187	23,174,448					23,182,635
Sale of common stock in a private placement (net of expense of $1,853,224) (see Note 9)							6,139,913	6,140	16,227,307					16,233,447
Merger transaction with Intrac, Inc. (see Note 1)							1,153,190	1,153	(1,153)					—
Non-cash compensation in connection with issuance of stock options to non-employees (see Note 13)									132,501					132,501
Issuance of compensatory stock options to employees (see Note 13)									1,094,793	(1,094,793)				—
Amortization of unearned compensation										198,351				198,351
Issuance of 226,314 warrants in November in connection with Bridge Debenture financing (see Note 10)									314,795					314,795
Net loss for the period ended December 31, 2004													(7,046,828)	(7,046,828)
Balance at December 31, 2004	—	—	—	—	—	—	25,626,437	25,626	64,294,992	(950,349)	—	—	(51,028,301)	12,341,968
Sale of common stock in a private placement (net of expense of $2,225,411) (see Note 9)							14,222,215	14,222	29,760,351					29,774,573
Cancellation of compensatory stock options to employees									(50,921)	50,921				—
Modification of employee stock options									125,897					125,897
Issuance of 80,184 warrants to consultants (see Note 9)									152,290					152,290
Issuance of 40,000 options to consultants (see Note 9)									95,200					95,200
Exercise of 1999 Bridge Warrants							217,964	217	1,962					2,179
Exercise of Series A Warrants							26,518	27	102,598					102,625
Issuance of stock for license payment							169,735	170	499,830					500,000
Exercise of Stock Options							1,241	1	11					12
Issuance of stock for liquidation damages							140,867	141	373,158					373,299
Amortization of unearned compensation										345,672				345,672
Net loss for the period ended December 31, 2005													(10,611,772)	(10,611,772)
Balance at December 31, 2005	—	—	—	—	—	—	40,404,977	40,404	95,355,368	(553,756)	—	—	(61,640,073)	33,201,943
Net loss for the period ended December 31, 2006													(17,798,236)	(17,798,236)
Unrealized loss on investments												(5,117)		(5,117)
Total comprehensive income (loss)														(17,803,353)
Exercise of 2005 private placement warrants							4,444	4	9,995					9,999
Reclassification of unearned compensation									(553,756)	553,756				—
Stock-based compensation expense									2,822,939					2,822,939
Balance at December 31, 2006	—	—	—	—	—	—	40,409,421	40,409	97,634,546	—	—	(5,117)	(79,356,309)	18,231,529
Net loss for the period ended December 31, 2007													(31,031,374)	(31,031,374)
Unrealized loss on investments												13,712		13,712
Total comprehensive income (loss)														(31,017,663)
Stock-based compensation expense									3,460,050					3,460,050
Exercise of stock options							595,567	596	1,400,151					1,400,746
Exercise of warrants and units							436,557	436	637,875					638,312
Sale of common stock under a public offering, net of costs of $3,498,087							7,549,300	7,549	41,790,164					41,797,713
Balance at December 31, 2007	—	—	—	—	—	—	48,990,845	48,990	144,922,785	—	—	8,594	(110,469,683)	34,510,686
Net loss for the period ended December 31, 2008													(43,463,076)	(43,463,076)
Cumulative translation adjustment												10,383		10,383
Unrealized loss on investments												(8,594)		(8,594)
Total comprehensive income (loss)														(43,461,287)
Stock-based compensation expense									3,334,678					3,334,678
Exercise of stock options							206,522	207	507,154					507,361
Shares issued for Employees Stock Purchase Plan							28,885	29	19,858					19,887
Sale of common stock under a public offering, net of costs of $1,767,857							11,423,106	11,423	25,750,422					25,761,845
Balance at December 31, 2008	—	—	—	—	—	—	60,649,358	60,649	174,534,897	—	—	10,383	(153,932,759)	20,673,170
Net loss for the period ended December 31, 2009													(37,577,414)	(37,577,414)
Cumulative translation adjustment												(3,448)		(3,448)
Total comprehensive income (loss)														(37,580.862)
Stock-based compensation expense									5,367,195					5,367,195
Issuance of warrants									15,822					15,822
Shares issued for Employees Stock Purchase Plan							43,483	43	32,727					32,770
Sale of common stock under a public offering, net of costs of $201,050							3,186,700	3,187	3,747,271					3,750,458
Balance at December 31, 2009	—	—	—	—	—	—	63,879,541	63,879	183,697,912	—	—	6,935	(191,510,173)	(7,741,447)

Securities issued in connection with services or financings were valued based upon the estimate of fair value of the securities issued as determined by the Company’s Management.
The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows

				Cumulative from
	Year Ended			February 23, 1998
	December 31,			(inception) to
	2009	2008	2007	December 31, 2009
Cash flows from operating activities:
Net loss	$(37,577,414)	$(43,463,076)	$(31,031,374)	$(191,510,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	322,042	293,509	97,650	891,814
Amortization of intangible asset	588,211	315,329	4,423	907,963
Stock-based compensation expense	5,367,195	3,334,678	3,460,050	14,984,862
Impairment of long-term marketable securities	—	213,090	—	213,090
Realized loss (gain) on sale of marketable securities	386,855	(34,773)		352,082
Amortization of premium/discount on marketable securities	—	(6,324)	(2,364)	(44,862)
Amortization of deferred financing costs	—	—	—	252,317
Amortization of original issue discount	—	—	—	101,564
Amortization of unearned compensation	—	—	—	345,672
Non-cash expense for fixed asset writedown	210,000	—	—	210,000
Non-cash expense recognized with issuance of Common Stock in connection with acquisition of a license	—	—	—	18,600,000
Non-cash expense recognized with issuance of Preferred Stock for license milestone	—	—	—	100,000
Non-cash expense recognized with issuance of Common Stock in connection with liquidation damages	—	—	—	373,299
Amortization of discount on debenture	—	—	—	314,795
Stock options and warrants issued in consideration for services rendered	15,822	—	—	3,018,898
Non-cash expense contributed by affiliate	—	—	—	1,075,182
Changes in assets and liabilities:
Decrease in grant receivable	—	—	113,645	—
Decrease (increase) in accounts receivable	470,288	(470,288)	—	—
Decrease (increase) in inventory	1,847,904	(1,731,761)	(116,143)	—
(Increase) decrease in prepaid expenses, other current assets and other assets	34,179	776,240	(1,089,491)	(614,094)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,737,921)	1,972,602	3,007,073	6,393,136
Increase in deferred revenue	5,921,147	—	—	5,921,147
Decrease (increase) in deferred lease liability	(122,044)	29,378	426,272	391,475
Increase in due to Licensor	—	—	—	500,000
Net cash used in operating activities	(24,273,736)	(38,771,396)	(25,130,259)	(137,221,833)

Cash flows from investing activities:
Purchases of marketable securities	—	(2,100,000)	(57,401,400)	(82,752,017)
Redemption of marketable securities	1,200,055	21,651,653	47,560,000	82,231,708
Acquisition of intangible assets	—	(2,000,000)	(1,800,000)	(3,800,000)
Capital expenditures	—	(942,656)	(405,682)	(1,764,115)
Net cash (used in) provided by investing activities	1,200,055	16,608,997	(12,047,082)	(6,084,424)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	—	636,646	752,213
Proceeds from shares issued under ESPP	32,770	19,887	—	52,657
Proceeds from exercise of stock options	—	507,361	1,400,746	1,908,119
Proceeds from sale of Common Stock	3,951,508	27,529,702	45,295,800	126,873,284
Proceeds from sale of Preferred Stock	—	—	—	25,451,201
Expenses associated with sale of Common Stock	(201,050)	(1,767,857)	(3,498,087)	(9,545,629)
Expenses associated with sale of Preferred Stock	—	—	—	(1,764,385)
Proceeds from notes payable	—	—	—	2,015,000
Proceeds from issuance of debenture	—	—	—	1,000,000
Repayment of debenture	—	—	—	(1,000,000)
Expenses associated with notes payable	—	—	—	(153,719)
Repayment of notes payable				(1,515,000)
Net cash provided by financing activities	3,783,228	26,289,093	43,835,105	144,073,741

Net increase in cash and cash equivalents	(19,290,453)	4,126,694	6,657,764	767,484
Cash and cash equivalents at beginning of period	20,057,937	15,931,243	9,273,479	—
Cash and cash equivalents at end of period	$767,484	$20,057,937	$15,931,243	$767,484

Supplemental disclosures:
Cash paid for interest:	$—	$—	$—	$271,633

Supplemental disclosure of noncash investing and financing activities:
Non cash issuance of common stock	—	—	—	$500,000
Options and warrants issued for services and financings	—	—	—	$1,222,574
Conversion of Merger Note and accrued interest to Series C stock	—	—	—	$519,795
Recapitalization in connection with Merger with Intrac	—	—	—	$1,153
Non cash addition of intangible asset	—	—	$2,000,000	$2,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

1.    Organization and Business

Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries Javelin Pharmaceuticals U.K. Limited (through February 6, 2009), Javelin Pharmaceuticals GmbH and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America (“U.S.”), but we have established a branch office in Germany. We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the acute care pain management market. Our product and our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments.

We have three late stage product candidates in clinical development in the U.S.: Dyloject™ (diclofenac sodium injectable), EreskaTM (intranasal ketamine, formerly referred to as PMI-150) and RylomineTM (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the U.K. for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007. Product revenues related to Dyloject began in the first quarter of 2008, which continued through February 6, 2009, at which point we completed a transaction with Therabel Pharma N.V. (“Therabel”) under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S.

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

Pain Management, Inc. (the “Predecessor Company”) was incorporated in the State of Delaware on February 23, 1998. On September 25, 2000, the Predecessor Company merged with IDDS. The terms of the merger provided for each share of the Predecessor Company’s common stock to convert into approximately .908 shares of IDDS common stock. Accordingly, the stockholders of the Predecessor Company exchanged 5,212,500 shares of the Predecessor Company’s common stock for 4,733,797 shares of IDDS common stock. Prior to the merger, IDDS had outstanding 5,174,257 shares of common stock. Following the closing of the merger, the only asset held by IDDS was a licensing agreement with West Pharmaceutical Services, Inc. (see Note 11) executed on August 25, 2000. IDDS was incorporated on April 8, 1999; however, it remained dormant until executing the merger and licensing agreements noted above. The Predecessor Company’s Board of Directors and management assumed similar roles in IDDS after the merger closed. For financial reporting purposes, the merger was accounted for as the acquisition of a licensing agreement by the Predecessor Company and a reorganization with IDDS becoming the surviving entity. Consequently, the assets, liabilities and historic operating results of IDDS prior to the merger are those of the Predecessor Company. The fair value of the licensing agreement was determined to be approximately $18.6 million based on the fair value of the common stock issued. The rights obtained under the licensing agreement related to an unproven technology that would require significant research and development effort to commercialize a product. There is also a significant uncertainty as to whether the research and development effort will be successful. Since the licensed technology has no alternative future use, the fair value of the consideration issued to obtain the licensing agreement was expensed as research and development at the time the merger closed.

Recent Developments

FDA Acceptance of our NDA

On February 2, 2010, our New Drug Application (NDA) submitted on December 2, 2009 to the US Food and Drug Administration (FDA) for Dyloject Injection, was accepted for formal review. The review classification for this application is Standard. The Prescription Drug User Fee Act (“PDUFA”) goal date is October 3, 2010. The NDA is in support of U.S. marketing approval and registration of Dyloject for the management of acute moderate-to-severe pain in adults. If approved, Dyloject will be the first IV non-steroidal anti-inflammatory drug (NSAID) marketed in the United States as a single agent for the management of acute moderate-to-severe pain in adults since ketorolac in 1990.

Merger with Myriad Pharmaceuticals

On December 18, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Myriad Pharmaceuticals, Inc. (“MPI”), MPI Merger Sub, Inc., a wholly-owned subsidiary of MPI (the “Merger Sub”), and a representative of our stockholders (the “Stockholder Representative”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Javelin with Javelin continuing as the surviving corporation and a wholly-owned subsidiary of MPI (the “Merger”). Upon consummation of the Merger, the pre-Merger stockholders of our company will own approximately 40.6% of the combined company.

There are no assurances that the proposed Merger will be consummated on the expected timetable (during the first half of 2010), or at all. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Merger or any agreements or transactions contemplated thereby.

At the effective time of the Merger, each outstanding share of our common stock (“Javelin Common Stock”) will be converted and exchanged into the right to receive 0.2820 shares of MPI’s common stock (“MPI Common Stock”) and a number of additional shares of MPI Common Stock upon approval by the FDA of the New Drug Application for Dyloject (the “Dyloject NDA”) in the amount of:

●	0.0491 shares of MPI Common Stock if the FDA approves the Dyloject NDA on or prior to June 30, 2010;

●	0.0246 shares of MPI Common Stock if the FDA approves the Dyloject NDA after June 30, 2010, but on or prior to January 31, 2011; or

●	0.0123 shares of MPI Common Stock if the FDA approves the Dyloject NDA after January 31, 2011, but on or prior to June 30, 2011.

Immediately following the consummation of the Merger, MPI will deposit in an escrow account the maximum number of additional shares of MPI Common Stock issuable upon FDA approval of the Dyloject NDA to our pre-Merger stockholders.

The Merger Agreement includes customary representations, warranties and covenants of the parties thereto. We have agreed to operate our businesses in the ordinary course until the effective time of the Merger, subject to certain agreed upon limitations, and have agreed to certain “non-solicitation” provisions that prohibit us from soliciting proposals relating to alternative business combination transactions and, subject to certain exceptions, entering into discussions or negotiations concerning proposals for alternative transactions prior to the effective time of the merger. MPI has also agreed to certain covenants, including a covenant that it will not, without our prior consent, sell or issue any equity securities except pursuant to existing stock options or existing rights or warrants.

Consummation of the Merger is conditioned upon the satisfaction of customary closing conditions, including the adoption of the Merger Agreement by the affirmative vote of stockholders holding a majority of the outstanding shares of Javelin Common Stock and the approval of the issuance of MPI Common Stock pursuant to the Merger Agreement by a majority of the votes cast by holders of MPI Common Stock. MPI and Javelin have each undertaken to hold a stockholders’ meeting to submit these matters to their respective stockholders for their consideration. MPI has filed with the Securities and Exchange Commission, or the SEC, a registration statement on Form S-4, which includes a joint proxy statement/prospectus of MPI and Javelin. We have incurred significant, nonrecurring legal expenses related to the proposed merger in the fourth quarter of 2009, which are included in selling, general and administrative expenses in our statement of operations.

The Merger Agreement also includes certain termination rights for us and MPI and provides that, upon termination of the Merger Agreement under specified circumstances, one party will be required to pay the other party a termination fee of $2.9 million and/or to reimburse the other party’s reasonable expenses up to $1.5 million.

Working Capital Facility

In connection with the Merger Agreement, on December 18, 2009, we entered into a loan and security agreement (the “Loan and Security Agreement”) with MPI for a $6.0 million working capital facility (the “Working Capital Facility”). The Working Capital Facility may be drawn by us or by IDDS, up to $2.0 million per month, subject to an aggregate cap of $6.0 million, until March 15, 2010. Borrowings under the Working Capital Facility bear interest at a rate equal to 10% per annum, and the interest and aggregate amount of any outstanding loans will be due and payable on the first to occur of (i) the closing date of the Merger, (ii) within two business days or 90 days following the termination of the Merger Agreement, depending on the circumstances of such termination, or (iii) an acceleration for any event of default, including, without limitation, if an insolvency proceeding has been instituted. If the Merger Agreement is terminated and MPI would be required to pay the termination fee or our expenses, in each case under the Merger Agreement, then such amounts may be offset by any amounts outstanding under the Working Capital Facility. The obligations under the Working Capital Facility are secured by all assets of Javelin and IDDS. As of the date of this report, we have requested the entire $6.0 million of the facility for use in operations, which was received in three installments in 2010.

The Working Capital Facility contains certain covenants, including compliance with the Merger Agreement, limiting use of proceeds for working capital purposes and limitations on incurrence of liens and transfer of collateral, except as permitted by the Merger Agreement. MPI may accelerate our obligations under the Working Capital Facility for any event of default, including default in performance of the Merger Agreement (beyond all notice and cure periods thereunder) and if a voluntary or involuntary insolvency proceeding has been instituted against Javelin or IDDS.

2.    Summary of Significant Accounting Policies

Basis of Preparation

The consolidated financial statements include the accounts of Javelin Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. In addition, it is anticipated that we will not generate significant revenues from product sales in the twelve months following December 31, 2009. Although we believe that our existing cash resources, in addition to the funds we received in 2010 pursuant to our Working Capital Facility, will be sufficient to support the current operating plan at least through April 15, 2010, or through the consummation of the proposed merger with Myriad, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly if the merger is not completed. If the merger agreement is terminated and MPI is required to pay the $2.9 million termination fee and/or Javelin’s expenses of up to $1.5 million, then such amounts may be offset by any amounts outstanding under our agreement, which is $6.0 million as of the date of this report. Our obligations under the loan agreement are secured by all of our assets. If any amounts become due and payable by us under this agreement prior to the consummation of the merger or in connection with the termination of the merger agreement and we are unable to pay such amounts, we may be required to consummate an equity or debt financing on terms that are not favorable to our current stockholders. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects, or reduce or terminate our operations and declare bankruptcy. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current presentation. These reclassifications did not significantly impact any prior amounts of reported total assets or total liabilities, and did not impact stockholders’ equity, results of operations or cash flows.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist of cash and cash equivalents. We have established investment guidelines that relate to credit quality and diversification and that limit exposure to any one issue of securities. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Foreign exchange transaction gains and losses are included in the results of operation in other income, net. We had net foreign exchange losses of approximately $10,000 and $0.1 million in 2009 and 2008, respectively. There were no material foreign exchange gains or losses for 2007.

Cash and Cash Equivalents

We consider all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. Our cash and cash equivalents are comprised of demand deposit accounts, money market accounts and U.S. Treasury obligations. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Marketable Securities

As of December 31, 2008, our marketable securities consisted of student loan auction rate securities issued by a state agency and an auction rate security of a closed end mutual fund. As of December 31, 2008, all the auction-rate securities held had original maturities in excess of one year. Our investment policy permits investments in auction-rate securities that have interest reset dates of three months or less at the time of purchase. The reset date is the date on which the underlying interest rate is revised based on a Dutch auction and the underlying security may be readily sold. Although the securities held had extended maturities, we classified these securities as available for sale. All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive loss in shareholders’ equity. Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other expense. The cost of available-for-sale securities sold is based on the specific identification method. We have established guidelines that maintain safety and provide adequate liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. In 2008, we recognized charges of $213,090 for the impairment of these available-for-sale securities to estimated fair value.

Inventory

Inventory is valued at the lower of cost or market, with cost determined under the first-in, first-out, or FIFO, method. At December 31, 2009 and 2008, our inventory consisted of the following:

	December 31,
	2009	2008

Work in process	$—	$463,473
Finished goods	—	1,384,431
	$—	$1,847,904

In connection with the licensing transaction with Therabel, we sold approximately $2.6 million of our Dyloject finished goods inventory to Therabel in 2009. We make the decision to capitalize inventory costs associated with our products at the point we believe future economic benefit will be realized, generally upon regulatory approval. Our inventory was manufactured by a third party manufacturer in the U.S. We did not capitalize inventory produced by the manufacturer until a batch was completed and released. A batch was released after testing and acceptance of the batch was commercially viable. At that point, we assumed ownership and title to the inventory, and incurred a liability. We did not have economic responsibility for product that was not commercially viable. Our inventory was initially considered work-in-process, and was considered brite stock until it was labeled and packaged. Inventory was considered finished goods upon successful labeling and packaging of the product.

We capitalized all or in part the following activities related to commercial inventory production for released inventory: commercial manufacturing, raw materials used, production expenses, quality assurance and testing, packaging and labeling, and shipping costs.

Inventory was relieved to cost of goods sold upon a standard cost of production. We periodically reviewed our inventories for excess or obsolete inventory and wrote-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value was less than that estimated by us, or if there were any further determinations that inventory would not be marketable based on estimates of demand, additional inventory write-downs would be required.

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

Warrants

In 2009, we adopted ASC 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  Under the revised guidance, equity−linked instruments (or embedded features) that otherwise meet the definition of a derivative are not  accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. We adopted this guidance as of January 1, 2009 and applied its provisions to outstanding instruments as of that date, and determined that the application of this guidance did not have any material effect on the classification of our existing warrants.

Revenue Recognition

Product revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations.

From the first quarter of 2008 through February 6, 2009, our product revenue consisted of sales of Dyloject in the U.K. During that time, we sold product directly to hospitals upon approval from their formulary process at a price which had been approved by the U.K. National Health Services. Due to the nature of our pricing as approved by the U.K. National Health Services and the national healthcare process, our sales did not have any provisions for chargebacks, rebates, discounts or other adjustments to gross revenue recorded.

During the period in which we recorded product revenue, our return policy allowed for returns based on subjective criteria of the buyer for a limited period of time after the product was delivered. Because we started recording sales in the first quarter of 2008, we did not have a significant amount of history to draw upon in determining the level of returns that we might experience based on our return policy. As such, we believed it was appropriate not to record revenue on those shipments occurring in the reporting period that could be returned in the following reporting period, and we recognized revenues on those shipments when the right of return restrictions lapsed in the subsequent period.

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

Product Sales to Partner

The Agreement provided for the sale of our existing inventory to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory was sold to Therabel on a one-time, royalty-free basis. In 2009, Therabel had taken delivery of approximately $2.6 million of inventory for which we recorded revenue. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor.

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

Complete disclosures required for our net loss per share have been included in Note 12.

Deferred Financing Costs

Costs incurred in connection with issuance of notes payable are deferred and amortized using the interest method as interest expense over the term of the debt instrument.

Comprehensive Loss

For the years ended December 31, 2009, 2008 and 2007, our comprehensive loss was $37.6 million, $43.5 million, and $31.0 million, respectively, which consisted of our net loss for each year and $(8,594) and $13,712 of unrealized gain (loss) on marketable securities for 2008 and 2007, respectively, and foreign exchange translation adjustments of $(3,448) and $10,383 in 2009 and 2008, respectively.

Impairment of Long-Lived Assets

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

Share-Based Compensation

Our share-based compensation consists of our stock option awards granted to our employees, restricted stock units awarded to our employees and a consultant, and our employee stock purchase plan, or ESPP. We record compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. The fair values of the stock option awards were estimated on the dates of grant using the Black-Scholes option valuation model. We selected the modified prospective adoption method, and therefore we have not restated our financial statements for prior periods. Under the modified prospective application, the fair value method was applied to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006.

Prior to January 1, 2006, our stock option plan was accounted for under the recognition and measurement provisions permitted by the accounting standards wherein, generally, no compensation expense was recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. We had recognized compensation expense in situations where the terms of an option grant were not fixed or where the fair value of our common stock on the grant date was greater than the amount an employee must pay to acquire the stock.

See Note 13 for further information regarding our share-based compensation assumptions and expenses.

Income Taxes

We account for income taxes in accordance with the provisions of ASC 740-30, formerly Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. Our deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

We adopted ASC 740-10, formerly Financial Interpretation Number 48, Accounting for Uncertain Tax Positions, on January 1, 2007. This standard clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-30. It prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The company did not establish any additional reserves for uncertain tax liabilities upon adoption of the standard.

We adopted ASC 805, Business Combination, on January 1, 2009. In accordance with SFAS ASC 740-10, the accounting for the tax benefits of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisitions, will be applied to reduce our income tax expense as required under ASC 805.

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification was effective for us on September 30, 2009. The Codification did not have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations SFAS No. 141R (now encapsulated in ASC 805).  Among other things, this standard established principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted the standard for all business combinations for which the acquisition date is on or after January 1, 2009.  This standard did not have an impact on our financial condition or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 distinguishes between subsequent events that should be recognized in the financial statements and those that should not.   We adopted this topic in 2009, the results of which are disclosed in Note 19 to the consolidated financial statements.

In October 2009, the FASB’s Emerging Issues Task Force (EITF) issued authoritative guidance addressing revenue arrangements with multiple deliverables.  The authoritative guidance eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services.  Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria.  This guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price.  The guidance provides a hierarchy for estimating the selling price of each of the deliverables.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Accordingly, we will adopt this guidance in fiscal 2010. We do not expect the adoption of this guidance will impact our results of operations and financial condition.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 is not expected to have a significant effect on the Company’s consolidated financial position, footnote disclosures or results of operations.

3.    Fair Value Measurements

Effective January 1, 2008, we adopted the required accounting standards for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

The standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Effective April 1, 2009, we implemented a new accounting standard which provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This standard is applicable to all assets and liabilities (i.e. financial and nonfinancial). Additionally, we are required to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this new accounting standard did not have any impact on our financial position or results of operations.

As of December 31, 2009 and 2008, we the following assets or liabilities that are measured at fair value on a recurring basis:

As of December 31, 2009	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$696,331	$696,331	$—	$—
	$696,331	$696,331	$—	$—

As of December 31, 2008	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$18,542,294	$18,542,294	$—	$—
Marketable securities	1,586,910	—	—	1,586,910
	$20,129,204	$18,542,294	$—	$1,586,910

The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets that are measured at fair value on a recurring basis:
	Year Ended	Year Ended
Auction Rate Securities	December 31, 2009	December 31, 2008
Beginning Balance	$1,586,910	$—
Settlements	(1,200,055)	—
Transfer into Level 3	—	1,800,000
Losses included in earnings	(386,855)	(213,090)
Ending Balance	$—	$1,586,910

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

Due to adverse developments in the global credit and capital markets during 2008, certain auctions had failed as a result of liquidity issues and there was little to no market activity for these instruments. As a result Level 1 and Level 2 pricing inputs were unavailable to support the fair value of these securities and we classified these securities as Level 3 as of December 31, 2008. With the help of a third party valuation specialist, we monitored the fair value of these auction rate securities to determine if they could be impaired on an “other-than-temporary” basis. This judgment was based on a qualitative and quantitative analysis of each security. This included a review of each security’s collateral, ratings and insurance in order to assess default risk, credit spread risk and downgrade risk. Additionally, a risk assessment was prepared for each security based on the details of each security, as well as the influence of various credit risks and overall credit environment. We determined these securities were impaired on an “other-than-temporary” basis as of December 31, 2008. During 2009, the auction rate market had not yet returned to orderly functionality, however we became aware of various market participants willing to enter into transactions at a discount. We were presented with such an opportunity and on September 1, 2009, we redeemed our marketable securities to use the funds for operating purposes. As a result, we realized a loss of $386,855 on the sale of these securities, which is included in earnings in 2009.

4.    Financial Instruments

As of December 31, 2009, we had no long term marketable securities or other financial instruments. The following is a summary of our long term marketable securities available for sale as of December 31, 2008:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008:
Long-term marketable securities:
Taxable Auction Securities	$1,586,910	—	—	$1,586,910
Total long term marketable securities	$1,586,910	$—	$—	$1,586,910

At December 31, 2008 our auction rate securities were classified as long-term due to the fact that the auctions on these securities had failed as a result of liquidity issues and there was no market activity for these instruments. Additionally, we determined the fair value of these securities was below par, and recorded an expense to the results of operations to reflect the impairment in the amount of $213,090 in 2008. We had no unrealized gains or losses on our marketable securities as of December 31, 2008.

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

5.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2009	2008
Prepaid expenses	$378,833	$417,558
Reimbursement of equipment down payment	112,192	—
Reimbursement of expenses due from Therabel	80,635	—
Other current assets	30,048	94,262
	$601,708	$511,820

6.    Fixed Assets

Fixed assets consist of the following:
	December 31,
	2009	2008
Leaseholds	$517,229	$517,229
Furniture and fixtures	242,687	242,687
Laboratory equipment	114,593	114,593
Computer equipment	250,289	264,674
Computer software	296,855	296,855
Construction in progress	—	322,191
	1,421,653	1,758,229
Less, accumulated depreciation	(870,323)	(562,559)
	$551,330	$1,195,670

Depreciation expense was $322,042, $293,509, and $97,650 for 2009, 2008 and 2007, respectively. In 2008, in preparation for the potential future commercialization of Ereska, we paid a third party $322,121 as a down payment on production of certain packaging equipment for Ereska, and recorded the transaction as construction in progress at December 31, 2008. In 2009, in light of delays in the potential commercialization of Ereska, we arranged with the equipment manufacturer to halt work on the equipment, and reimburse us approximately $112,000 of the down payment, which is included in other current assets on our consolidated balance sheet as of December 31, 2009. The remaining $210,000 was expensed to research and development expense in 2009.

7.    Intangible Assets

In 2007 and 2008 we paid a total of $3.8 million to Shimoda Biotech (“Shimoda”) for the achievement of certain milestones related to the successful commercialization of Dyloject in the U.K. under the terms of our license agreement with Shimoda. The milestones have been recorded as intangible assets on our consolidated balance sheet as they relate to a commercialized product with future economic benefit, and are being amortized over the remaining economic useful life, the life of the patents (approximately six years).
	For the year ended December 31,
	2009	2008

Gross carrying value	$3,800,000	$3,800,000
Accumulated amortization	(907,963)	(319,752)
Net carrying value	$2,892,037	$3,480,248

For the years ended December 31, 2009, 2008 and 2007, we have recorded amortization expense of $588,211, $315,329 and $4,423, respectively, to selling, general and administrative expense in our consolidated statement of operations related to our intangible asset.

Estimated full year amortization expense relating to intangible assets for each of the next five years is as follows:
Estimated Expense
2010	$588,211
2011	588,211
2012	588,211
2013	588,211
2014	539,193

In the fourth quarter of 2008, after in-depth analysis and improved insight related to our proprietary patents, we determined that the best estimate of economic benefit related to our European patent extended until 2014. Therefore, we changed our accounting estimate, which results in increased amortization expense over the next five years greater than originally estimated.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:
	December 31,
	2009	2008
Accounts payable	$2,932,642	$1,731,966
Accrued professional fees	1,556,483	328,524
Accrued research and development	1,001,100	4,544,055
Accrued compensation and benefits	635,516	906,208
Accrued sales and marketing consulting costs	39,136	251,187
Accrued other expenses	219,656	357,066
	$6,384,533	$8,119,006

9.    Stockholders’ Equity

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

In September 2000, we sold 160.565 units (“Units” or “Series A Financing”) to investors at a per Unit price of $100,000. Each Unit consisted of 25,000 shares of Series A Redeemable Preferred Stock (“Series A Stock”) (convertible into 25,872 shares of common stock) and 2,587 warrants (the “A Preferred Warrants”). Each A Preferred Warrant entitles the holder to purchase one share of common stock at an exercise price of $3.87 per share. The A Preferred Warrants contain certain antidilution provisions, as defined. The fair value of the A Preferred Warrants at issuance was $960,361. On October 13, 2005, 388,885 A Preferred Warrants expired unexercised. At December 31, 2005, 26,518 of the A Preferred Warrants had been exercised (see Note 14).

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

In December 2004 we closed the private placement of 6,139,913 shares of common stock for proceeds of approximately $16.2 million, net of offering expenses of $1.9 million. As partial consideration for services rendered, we issued to the placement agent fully vested warrants to purchase up to 920,987 shares of common stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.95 per share. The Placement Warrants expired in December 2009. The fair value of the Placement Warrants at issuance was approximately $1.8 million, as estimated by us, using the method described in Note 13.

In March 2005, in consideration of a termination fee, we granted warrants to an entity to purchase up to 10,184 shares of common stock at an exercise price of $2.49 per share. The warrants expire in March 2010. The fair value of the warrants at the date of issuance was $18,840, as estimated by us using the method described in Note 13.

Also in March 2005, as part of an engagement fee for investor and public relations services, we granted warrants to an entity to purchase up to 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in March 2010. The fair value of the warrants at the date of issuance was $44,000, as estimated by us using the method described in Note 13.

In April 2005, in consideration for investor and public relations services, we granted warrants to an entity to purchase up to 20,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in April 2010. The fair value of the warrants at the date of issuance was $35,200, as estimated by us using the method described in Note 13.

In September 2005, as partial consideration for investor and public relation services, we granted warrants to an entity to purchase up to 25,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in September 2010. The fair value of the warrants at the date of issuance was $54,250, as estimated by us using the method described in Note 13.

In November 2005 we closed the private placement of 14,222,215 shares of common stock and 711,111 warrants (the “Investor Warrants”) for proceeds of approximately $29.8 million, net of offering expenses of $2.2 million. Each Investor Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 per share. The Investor Warrants expire in December 2010 and contain certain antidilution provisions and registration rights, as defined. The fair value of the Investor Warrants at issuance was $1,376,000, as estimated by us using the method described in Note 13. As partial consideration for services rendered, we issued to the placement agents fully vested warrants to purchase up to 853,333 shares of common stock (the “Placement Warrants”). Each Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $2.48 per share. The Placement Warrants expire in November 2010. The fair value of the Placement Warrants at issuance was approximately $1.6 million, as estimated by us, using the method described in Note 13. In 2009, as a result of the November 2009 registered direct offering, the anti-dilution provision of the November 2005 warrants was triggered. As a result, the exercise price of the November 2005 Placement Warrants was reduced to $2.42. Furthermore, an additional 9,231 Investor Warrants were issued, and the exercise price of all of the November 2005 Investor warrants was reduced to $2.21. The incremental fair value of the additional warrants and modification of existing warrants was approximately $16,000 as estimated by us, using the method described in Note 13.

Public offerings of common stock

In May 2007, we sold 7,549,300 shares of common stock, which consisted of 7,100,000 shares in an underwritten public offering at a price to the public of $6.00 per share, and 449,300 shares purchased by our underwriters. Net proceeds from the sale of the common stock under the offering were approximately $41.8 million, net of approximately $2.9 million for underwriting fees and $0.6 million of additional offering costs. The common stock sold in the offering has been registered on a shelf registration statement on Form S-3 (No. 333-140481) that was filed with the SEC on February 6, 2007 and was declared effective on February 12, 2007.

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

In November 2009, we issued 3,186,700 shares of our common stock to a certain institutional investor in a registered direct offering. The aggregate gross proceeds from the offering were approximately $4.0 million, and the aggregate net proceeds, after deducting the fees of the placement agent and other offering expenses, were approximately $3.7 million. We used the net proceeds from the offering to fund clinical research and development programs for our product candidates, capital expenditures, and for other general corporate purposes. The common stock that was sold in the offering was registered on a universal shelf registration statement on Form S-3 (No. 333-140481) that was declared effective by the SEC on February 12, 2007.

10.   Notes Payable

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

Both Notes were repaid in October 2000, following the issuance of Series A Stock (see Note 9).

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

In connection with the Bridge Notes, Bridge Warrants to purchase up to 236,127 shares of common stock, with an exercise price of approximately $0.01 per share, were issued to the Bridge Noteholders. The Bridge Warrants contain anti-dilution provisions and were to expire in September 2005. The fair value of the Bridge Warrants at the date of issue was $101,564. Accordingly, the Bridge Notes were recorded at an original issue discount of $101,564, which was amortized to interest expense over the term of the Bridge Notes. At December 31, 1999, the Bridge Notes were recorded at $980,256. During the years ended December 31, 2001, 2003 and 2005, Bridge Warrants to purchase 15,893 shares, 2,270 shares and 217,964 shares of common stock, respectively, were exercised. At December 31, 2005, all Bridge Warrants had been exercised (see Note 14).   Professional fees incurred in connection with the issuance of the Bridge Notes, amounting to $128,719, were accounted for as deferred financing costs.

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

Merger Note. In November 2002, we issued a $500,000 convertible note, due on November 24, 2004, to eXegenics, Inc., pursuant to an agreement for the termination of a proposed merger with eXegenics, Inc. (the “Merger Note”). The Merger Note was bearing interest at prime plus 1%, as defined, which interest was due and payable annually. The unpaid principal and accrued interest on the Merger Note was to automatically convert into shares of our equity securities in the event that we completed a private placement, as defined, before November 24, 2004, or in the event of a consolidation, merger, combination, or reorganization, as defined. In the event of a private placement, the Merger Note and accrued interest was to be converted into the same series of securities offered in the private placement, at the same per share price paid by investors. At December 31, 2002, accrued interest on the Merger Note totaled $2,625. In August 2003, following a private placement, the principal and accrued interest, totaling $519,795, was converted into 339,736 shares of Series C Redeemable Preferred Stock (see Note 9).

Bridge Debenture. In November 2004, we raised $1.0 million by issuing a Senior Secured Debenture (the “Bridge Debentures”) and warrants (the “Warrants”). The Bridge Debentures accrued interest at 10% per annum for a maximum term of 12 months. Subject to certain terms and conditions we granted to investors in the Bridge Debenture a security interest in certain of our assets. At December 6, 2004, upon the sale of common stock (see Note 9), the principal plus accrued interest totaling $1,008,611 was repaid, and the security interest in our assets was released.

In connection with the issuance of the Bridge Debentures, we issued warrants to purchase up to 226,314 shares of common stock, with an exercise price of $2.65 per share, to the purchasers of the Bridge Debentures. The warrants contain anti-dilution provisions and expired in November 2009. We allocated the total proceeds to the fair value of the Bridge Debentures and the warrants in accordance with APB No. 14, which resulted in $314,795 being allocated to the warrants. This amount was accounted for as debt discount and amortized to interest expense over the term of the Bridge Debentures. Professional fees incurred in connection with the Bridge Debentures, amounting to $25,000, were accounted for as deferred financing costs and amortized as additional interest expense during the year ended December 31, 2004.

11.    Commitments and Contingencies

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

Cambridge, MA

On May 1, 2005, we entered into a lease for office space in Cambridge, Massachusetts, which lease was amended effective June 1, 2006. Prior to the amendment, minimum rent for the lease was payable in equal monthly installments of $6,810 over the lease term. As a result of the amendment, we assumed additional office space in our Cambridge facility, the lease term was extended to May 31, 2012, and the minimum monthly rent for the lease was increased to $15,450 for the first twelve months, with rent escalations every 12 months thereafter. In August 2007, we further amended the lease for our Cambridge facility. As a result of the amendment, we assumed additional office space effective on each of September 1, 2007 and January 1, 2008. Minimum monthly rent for the additional space occupied in September 2007 was $31,493 through August 31, 2008, with rent escalations every 12 months thereafter. Minimum rent for the space occupied in January 2008 was $4,462 through August 31, 2008, with rent escalations every twelve months thereafter. The lease term for all our office space in Cambridge extends through May 31, 2012. At December 31, 2009, our security deposit related to the lease was $133,570.

Lake Success, NY

In August 2006, we entered into a new lease for office space in Lake Success, New York with a three-year extendable term, which commenced on October 1, 2006. Minimum rent for the lease was initially $57,477 per annum, with an annual 3.5% rent escalation. In addition, upon execution of the lease, we paid a security deposit of $9,580. We vacated the Lake Success, NY office space upon its expiration in October 2009, and received the remainder of our security deposit in January 2010.

U.K. and Germany

We leased small office spaces in the U.K. and Germany, each of which had terms of one year or less. The U.K. office lease was assumed by Therabel under the terms of the Dyloject EU commercialization transaction with Javelin. We closed the Germany office at the conclusion of the lease obligation in March 2009.

For the years ended December 31, 2009, 2008 and 2007, we recognized rent expense of $682,851, $759,429, and $497,055, respectively, for all of our leases. A deferred lease liability of $391,475 and $513,519 at December 31, 2009 and 2008, respectively, was recorded for rent expense in excess of amounts paid.

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

As of
December 31, 2009
2010	$779,882
2011	798,209
2012	334,419
$1,912,510

b.	Legal Proceedings

On January 5, 2010, we were served with a complaint (the “Complaint”) naming us, certain of our directors, Myriad Pharmaceuticals, Inc. and MPI Merger Sub, Inc. as defendants in a purported class action lawsuit, Schnipper v. Watson, No. 09-5439 (Mass. Super. Ct. filed Dec. 23, 2009). The Complaint alleges various breaches of fiduciary duty in connection with the proposed merger contemplated by the Agreement and Plan of Merger, dated December 18, 2009, among us, Myriad Pharmaceuticals, Inc., MPI Merger Sub, Inc. and a stockholder representative. Two other complaints, Parrish v. Watson, No. 10-0029 (Mass. Super. Ct. filed Jan. 5, 2010) and Andrews v. Driscoll, No. 10-0049 (Mass. Super. Ct. filed Jan. 6, 2010), making substantially similar allegations, were filed against us and certain of the other defendants identified above following the filing of the Complaint. The Parrish complaint has been voluntarily dismissed by the plaintiff, and the plaintiff's counsel in that action has informed us that the plaintiff intends to re-file the action in the Business Litigation Session of the Massachusetts Superior Court for Suffolk County. While we are unable to predict the final outcome of these lawsuits, we believe that the allegations are without merit and we intend to vigorously defend against these actions.

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

(viii)
In May 2006, we further amended the Shimoda Agreement. Under the previous agreement, we were required to launch a commercial product by December 14, 2007 or risk termination of the license at Shimoda’s option. Under the terms of the amendment, we were no longer required to launch a commercial product by December 14, 2007. Rather, we will be considered to be compliant with the Shimoda Agreement if we diligently continue to pursue regulatory approval as of that date. On February, 2, 2010, we announced that the FDA accepted our NDA filing for Dyloject. As a result of the FDA’s acceptance, we paid Shimoda a milestone payment of $2.0 million in March 2010, which will be recorded as a research and development expense in the first quarter of 2010, when the triggering event occurred.

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

(x)
Baxter Healthcare Corporation. In May 2007, we entered into a Development and Toll Manufacturing Agreement (the “U.S. Manufacturing Agreement”) with Baxter Healthcare Corporation (“Baxter”). The agreement is for U.S. drug supply and has a three year term, renewable thereafter in one-year increments. Under the U.S. Manufacturing Agreement, we committed to purchase at least $14,000,000 worth of Dyloject product manufactured to our specifications, commencing upon regulatory approval from the FDA. As is customary in such agreements, either party may terminate upon written notice upon the occurrence of certain events, including breach, bankruptcy, insolvency or, subject to certain cure provisions and restrictions, the lack of FDA approval for Dyloject by a specified date.

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

(z)
Therabel Pharma N.V. On January 15, 2009, we entered into a License and Commercialization Agreement with Therabel Pharma N.V. (“Therabel”), under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and will assume all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union and certain other countries outside of the U.S. In February 2009, we received an upfront payment of $7.0 million from Therabel and received, in 2009, approximately an additional $2.6 million in payments for the sale of our existing inventory of Dyloject to Therabel. Additionally, the agreement also provides for up to $59.5 million in potential future sales and regulatory milestones. The agreement shall continue in full force and effect on a country-by-country basis as long as any product licensed under the agreement is being developed or commercialized for use in any disease, disorder, or condition in humans. Either party may terminate upon written notice upon the occurrence of certain events, including material breach or bankruptcy, subject to certain cure provisions and restrictions. In addition, Therabel may terminate the agreement following a specified period of prior written notice to us.

12.   Net Loss per Share

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
	2009	2008	2007
Numerator:
Net loss, basic and diluted	$(37,577,414)	$(43,463,076)	$(31,031,374)
Denominator:
Weighted average common shares	61,029,991	56,184,146	45,462,653

Net loss per share, basic and diluted	$(0.62)	$(0.77)	$(0.68)

Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent.

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:
	For the Years Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
	Weighted	Average	Weighted	Average	Weighted	Average
	Average	Exercise	Average	Exercise	Average	Exercise
	Number	Price	Number	Price	Number	Price
Options	8,771,590	$2.85	8,238,218	$3.40	7,586,030	$3.41
Warrants	2,297,072	2.61	2,380,649	2.63	2,526,363	2.63
Restricted stock units	137,286	1.26	—	—	—	—
Total	11,205,948		10,618,867		10,112,393

13.   Share-Based Compensation

We recognize compensation cost relating to share-based payment transactions in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of an award is charged against income on a straight-line basis over the requisite service period, which is generally the vesting period. We selected the modified prospective adoption method as prescribed in the accounting standards and therefore, we have not restated our financial statements for periods prior to 2006. Under the modified prospective application, we recognized compensation cost under the fair value method to new awards granted in 2006, as well as to the unvested portion of previously granted stock option awards for which the requisite service had not been rendered as of January 1, 2006.

Prior to January 1, 2006, generally, no compensation expense was recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. We had recognized compensation expense in situations where the terms of an option grant were not fixed or where the fair value of our common stock on the grant date was greater than the amount an employee must pay to acquire the stock.

We recorded share-based compensation for 2009, 2008 and 2007 as follows:
	2009	2008	2007
Research and development	$1,753,550	$946,597	$1,147,138
Selling, general and administrative	3,613,645	2,388,081	2,312,912
Total impact on results of operations	$5,367,195	$3,334,678	$3,460,050
Per share impact on results of operations	$0.09	$0.06	$0.08

Included in 2009 and 2008 share based compensation are expenses of $19,139 and $24,878, respectively, related to our employee stock purchase plan, which we implemented in May 2008. We have not capitalized any compensation cost for any of the years presented. In 2009 we recorded stock-based compensation charges of $96,512, related to the modification of stock option grants to a former employee, and approximately $2.5 million for the accelerated vesting of stock options upon signature of the merger agreement with Myriad in December 2009. There were no modification expenses in 2008 and 2007. At January 1, 2006, there was no cumulative pre-tax adjustment resulting from the compensation cost recorded prior to 2006.

The fair value of the stock option grants were estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:
	2009	2008	2007
Expected volatility	96%	77%	80%
Expected life	5.0 years	5.0 years	5.0 years
Dividend yield	0%	0%	0%
Risk free interest rate	1.6% - 2.7%	2.5% - 3.1%	3.3% - 5.1%
Weighted average per share grant date fair value	$0.83	$1.91	$3.51

Expected volatility is based upon historical volatility for our common stock and other factors. The expected term of stock options granted is derived from using the assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The dividend yield is based upon the fact that we have not historically granted dividends, and do not expect to in the future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures.

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

Upon closing of the Migratory Merger, the Javelin 2005 Omnibus Plan (the “2005 Plan”) became effective and the outstanding options under the 2004 Plan were exchanged for similar options under the 2005 Plan. The terms of the 2005 Plan are substantially the same as the 2004 Plan. On July 20, 2006, our shareholders approved an amendment to the 2005 Plan to increase the number of shares of common stock underlying the awards thereunder to 7,500,000 shares. On June 26, 2007, shareholders voted to increase the number of shares available under the 2005 Plan from 7,500,000 shares of common stock to 9,000,000 shares of common stock. On June 24, 2008, shareholders voted to increase the number of shares available under the 2005 Plan from 9,000,000 to 10,000,000 shares of common stock. On June 23, 2009, shareholders voted to increase the number of shares available under the 2005 Plan from 10,000,000 to 11,000,000 shares of common stock.

In connection with entering into the Merger Agreement with Myriad Pharmaceuticals on December 18, 2009, Javelin’s Board of Directors voted to accelerate vesting for any unvested stock options, including performance-based options under the 2009 bonus plan, as of the date of the agreement. Upon consummation of the Merger, any unexercised stock option would be forfeited on the date of consummation.

Stock option awards

Our stock option awards under the Omnibus Plan include time-based vesting awards and performance-based vesting awards. Transactions involving options granted under the 2005 Plan during the years ended December 31, 2007, 2008 and 2009 are summarized as follows:
		Weighted-		Weighted-
	Number of	Average	Number	Average
	shares	Exercise Price	Exercisable	Exercise Price
Balance outstanding, December 31, 2006	5,374,477	$2.88	2,915,632	$2.54
Granted	1,421,352	$5.23	—	—
Exercised	(540,139)	$2.23	—	—
Forfeited or expired	(409,893)	$4.80	—	—
Balance outstanding, December 31, 2007	5,845,797	$3.38	3,447,820	$2.65
Granted	2,164,632	$3.00	—	—
Exercised	(206,522)	$2.46	—	—
Forfeited or expired	(692,957)	$3.84	—	—
Balance outstanding, December 31, 2008	7,110,950	$3.25	4,044,316	$3.02
Granted	2,322,070	$1.14	—	—
Exercised	—	$—	—	—
Forfeited or expired	(2,155,528)	$3.14	—	—
Balance outstanding, December 31, 2009	7,277,492	$2.61	7,252,492	$2.61

In 2009, we granted 1,558,300 stock options with time-based vesting having exercise prices ranging from $1.07 to $1.26 per share, with a weighted average exercise price of $1.12, which were to vest between eight months and three years. This includes an annual award to employees of approximately 1,062,000 in January 2009 at a weighted average grant price of $1.07. These awards were merit based awards granted to employees for 2008 services and were to vest over three years. The deemed per share weighted average fair value of our stock options at the time of the stock option grants for 2009 was $0.82 for the time-based vesting options granted, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method. All time-based vesting stock options became vested on December 18, 2009, upon entering into the Merger Agreement with Myriad.

In 2009, we granted 763,770 stock options with performance-based vesting having exercise prices ranging from $1.15 to $1.26 per share, with a weighted average exercise price of $1.18. This includes a grant to employees of 524,000 performance based stock options in March 2009 at a grant price of $1.15. These options were to vest annually over three years from the grant date, but would have been forfeited if specified 2009 corporate goals are not achieved. Additionally, in May 2009, we granted a total of 239,770 performance based stock options to certain members of senior management at a grant price of $1.26, which were granted to replace any potential cash bonus for 2009 that they would otherwise have received. These options were going to vest in February 2010 if our goals were met. If the goals were not met, the options would have been forfeited. The deemed per share weighted average fair value of our stock options at the time of the stock option grants for 2009 was $0.87 for the performance-based vesting options granted, based upon the quoted market closing prices on the date of the grants using the Black-Scholes method.

As of December 31, 2009, options for the purchase of an aggregate of 7,277,492 shares of common stock are outstanding under the 2005 Plan. The number of options remaining to be granted totals 2,975,847. The weighted average remaining contractual term for our options outstanding and exercisable is 6.9 years.

There were 206,522 and 540,139 stock options exercised under the 2005 Plan during 2008 and 2007, respectively, for which we received proceeds of $507,361 and $1,100,380, respectively. No options were exercised in 2009 and no cash was used to settle equity instruments granted under our equity incentive plans. The intrinsic value for the options exercised in 2008 and 2007 were approximately $0.1 million and $2.0 million, respectively.

Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. At December 31, 2009, the intrinsic value for options outstanding and exercisable was approximately $0.3 million. As of December 31, 2009, all but 25,000 performance-based stock option awards were vested. These 25,000 options were cancelled on January 1, 2010. Therefore, there is no compensation cost related to unvested option awards that has not yet been recognized.

Historic non-employee stock option awards

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

During 2004, we granted a total of 1,094,793 stock options with an exercise price of $1.96 per share to four employees and a Board member. The options had an exercise price of $1.96 per share, and vest over three years. The deemed per share fair value of the common stock at the time of the stock option grant was $2.95, based upon the sale of common stock to investors in December 2004 (see Note 9). Accordingly, unearned compensation of $1,094,793, representing the intrinsic value of the options granted during 2004, was recorded. Such amount was amortized to compensation expense ratably over the respective vesting periods of the options. The total amortized compensation expense associated with the options granted in 2004 totaled $155,227 for the year ended December 31, 2004 and $334,890 for the year ended December 31, 2005.

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

Non-Plan options

In addition to the 2005 Plan options, as of December 31, 2009, we had outstanding 1,019,328 options which were granted to our Founders outside of the Javelin 2005 Plan, prior to the adoption of the IDDS Plan. Upon consummation of the Merger, any unexercised stock option would be forfeited on the date of consummation.

The following table summarizes non-plan stock option information as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$3.87	1,019,328	0.9 years	$3.87	1,019,328	$3.87

Transactions involving non-plan stock options during the years ended December 31, 2007, 2008 and 2009 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Balance outstanding, December 31, 2006	1,184,058	$3.87	1,184,058	$3.87
2007: Exercised	(77,614)	$3.87	—	$3.87
Balance outstanding, December 31, 2007 and 2008	1,106,444	$3.87	1,106,444	$3.87
Forfeited or expired	(87,116)	$3.87	(87,116)	$3.87
Balance outstanding, December 31, 2009	1,019,328	$3.87	1,019,328	$3.87

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

Restricted Stock Units and Deferred Stock Units

In 2009, we granted restricted stock units (“RSUs”) and deferred stock units (“DSUs”) as part of our equity compensation.

Transactions involving RSUs and DSUs during 2009 are summarized as follows:

		Weighted Average
	Shares	Fair Value
Unvested at December 31, 2008	—	—
Granted	437,776	$1.31
Vested	(206,574)	$1.35
Forfeited or expired	—	—
Unvested at December 31, 2009	231,202	$1.28

At December 31, 2009, there was unrecognized compensation cost of approximately $0.2 million, expected to be recognized over a weighted average period of 0.8 years. The fair values of our RSUs and DSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period, adjusted for the effect of estimated forfeitures. The intrinsic value of our outstanding and vested units at December 31, 2009 was approximately $0.3 million.

Effective May 1, 2009, we granted each of our Chief Executive Officer and our President and Chief Medical Officer 119,048 DSUs. In return, they agreed to reduce the amount of their annual base salary of $450,000 to $300,000 for the period from May 1, 2009 through April 30, 2010. The DSUs vest in twelve equal monthly installments beginning on June 1, 2009, and will be distributed in equal installments on May 1, 2010 and May 1, 2011. The DSUs had a grant date fair value of $1.26 per share. For 2009, we recorded share based compensation related to the DSUs of approximately $0.2 million.

On May 1, 2009, we granted certain members of senior management an aggregate of 30,000 restricted stock units, or RSUs. The RSUs would vest in equal annual installments on the first and second anniversary of the grant date (provided that they are employed by us on each date). The RSUs had a grant date fair value of $1.26 per share. For 2009, we recorded share based compensation related to the RSUs for approximately $19,000. Additionally, in December 2009 we granted RSUs to certain employees at grant date fair value of $1.30 per share. The RSUs vest 50% in 6 months from grant date and 50% 18 months from grant date, but would accelerate vesting upon a change of control. In 2009, we recorded compensation cost of approximately $6,000 for these awards.

On May 1, 2009, we entered into an agreement with a consultant to provide partial compensation in the form of RSUs. The RSUs are granted as of the last day of each month worked, and are calculated based on the average closing stock price for the month. They are immediately vested, and were distributed in January 2010. The fair values of these time-vested RSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period. For 2009, we recorded share based compensation related to these RSUs for approximately $105,000.  Additionally, the consultant was authorized to receive up to 32,500 RSUs if certain performance criteria are met related to the acceptance of our Dyloject NDA by the FDA within a specific timeframe. Since the service-inception date precedes the grant date, we accrue compensation cost over the period between the service-inception date and the estimated grant date. We use the stock price and other pertinent factors on each subsequent reporting date to estimate the award’s fair value, until the grant date (i.e., remeasure each period at fair value). On the grant date, in February 2010, the estimate of the award’s fair value would be fixed, the cumulative amount of previously recognized compensation cost would be adjusted, and the company would no longer have to remeasure the award, assuming that the award was equity classified. For 2009, we have recorded share-based compensation related to the performance-based RSUs of approximately $34,000. Since January 1, 2010 through the date of this report we have distributed 100,180 shares for RSUs earned by the consultant, including 32,500 for achievement of the performance award.

Employee Stock Purchase Plan

On June 26, 2007, shareholders approved our 2007 Employee Stock Purchase Plan (the “ESPP”), which permits employees to purchase shares at a discount through payroll deductions, subject to certain eligibility requirements. The number of shares of common stock that may be sold pursuant to the ESPP shall not exceed, in the aggregate, 100,000 shares. The ESPP has a series of offering periods of six (6) months’ duration, the first of which commenced on June 1, 2008 and continued until November 30, 2008. The ESPP is classified as a “compensatory” plan because participants have the right to purchase common stock at less than 95% of the fair market value on the grant date and because the ESPP allows for a “look-back” to allow participants to purchase stock-based upon the fair market value on the grant date as opposed to the purchase date. In 2009 and 2008, we recorded compensation charges of $19,139 and $24,878, respectively, which was calculated based on the fair values of the rights to purchase common stock under the ESPP at the start of each offering period, including the employee discount. There are 27,632 shares available for issuance under the plan as of December 31, 2009.

14.    Warrants and Units

The following table summarizes warrant and unit activity for the period from February 23, 1998 (inception) to December 31, 2009:
	Placement	Debenture	Bridge	Investor	Consultants	Finders’
	Warrants	Warrants	Warrants	Warrants	Warrants	Units (1)
Issuance of Bridge Warrants (see Note 10)			236,127
Issuance of Consultants Warrants (see Note 10)					204,336
Balance outstanding, December 31, 1999	—	—	236,127	—	204,336	—
Issuance of Preferred A Warrants (see Note 9)				415,403
Exercise of Consultants Warrants					(204,336)
Issuance of Finders Units (see Note 9)						15.83
Issuance of Consultants Warrants (see Note 9)					15,523
Balance outstanding, December 31, 2000	—	—	236,127	415,403	15,523	15.83
Exercise of Bridge Warrant			(15,893)
Exercise of Consultants Warrants					(15,523)
Balance outstanding, December 31, 2001 and 2002	—	—	220,234	415,403	—	15.83
Exercise of Bridge Warrants (see Note 10)	—	—	(2,270)
Balance outstanding, December 31, 2003	—	—	217,964	415,403	—	15.83
Issuance of Debenture Warrants (see Note 10)		226,314
Issuance of Placement Warrants (see Note 9)	920,987
Balance outstanding, December 31, 2004	920,987	226,314	217,964	415,403	—	15.83
Exercise of Bridge and Investor Warrants			(217,964)	(26,518)
Expiry of Preferred A Warrant (see Note 9)				(388,885)
Issuance of Consultants Warrants (see Note 9)					80,184
Issuance of 2005 Investor Warrants (see Note 9)				711,111
Issuance of 2005 Placement Warrants (see Note 9)	853,333
Balance outstanding, December 31, 2005	1,774,320	226,314	—	711,111	80,184	15.83
Exercise of 2005 Investor Warrants				(4,444)
Balance outstanding, December 31, 2006	1,774,320	226,314	—	706,667	80,184	15.83
Exercise of 2005 Debenture Warrants (see Note 10)		(113,157)
Exercise of 2005 Investor Warrants (see Note 10)				(235,555)
Exercise of 2005 Consultants Warrants (see Note 9)					(58,124)
Exercise of Finders’ Units (see Note 9)						(15.73)
Expiry of Finders’ Units (see Note 9)						(0.10)
Balance outstanding, December 31, 2007 and 2008	1,774,320	113,157	—	471,112	22,060	—
Expiry of 2005 Debenture Warrants (See Note 10)		(113,157)
Expiry of Consultants’ Warrants (See Note 9)					(2,060)
Expiry of Placement Warrants (See Note 9)	(920,987)
Issuance of additional Investor Warrants (See Note 9)				9,232
Balance outstanding, December 31, 2009	853,333	—	—	480,344	20,000	—

(1)	Each Finders’ Unit entitles the holder to purchase 28,459 shares of common stock. Total issuance entitles holders to purchase 450,506 shares common stock.

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

See Note 13 for the description of the method and assumptions used to determine the fair value of the warrants issued.

15.   Related Party Transactions

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

16.   Income Taxes

The net provision for federal, state or foreign income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:
	December 31, 2009	December 31, 2008	December 31, 2007
Current
Federal	$—	$(15,860)	$—
State	3,777	—	—
Foreign	8,024	32,311	—
Total Current	$11,801	$16,451	$—

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total Deferred	$—	$—	$—

The tax effect of temporary differences and net operating losses as of December 31, 2009 and 2008 are as follows:
	December 31, 2009	December 31, 2008
Deferred tax assets and valuation allowance
Net operating loss carry forwards — Domestic	$51,330,000	$42,475,000
Net operating loss carry forwards — Foreign	—	—
Other deferred tax assets	6,139,000	5,476,000
Research and development tax credit carry forwards	5,033,000	3,938,000
Valuation allowance	(62,502,000)	(51,889,000)
	$—	$—

As of December 31, 2009, we had approximately $142.4 million of domestic net operating loss carry forwards which expire on various dates through 2029. These loss carry forwards are available to reduce future federal and state taxable income, if any. These loss carry forwards are subject to review and possible adjustment by the appropriate taxing authorities.

We have additional net operating loss carry forwards of approximately $1.3 million resulting from excess tax deductions from stock options exercised since 2006. Pursuant to ASC 505 and 718, the deferred tax asset relating to excess tax benefit from these exercises was not recognized for financial statement purposes.

Our effective tax rates for 2009, 2008 and 2007 are calculated as follows:
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Pre tax income (loss)	$(37,565,613)		$(43,465,722)		$(30,981,496)

Federal tax provision (benefit) at statutory rate	(12,772,308)	34%	(14,778,345)	34%	(10,533,709)	34%
State income tax benefit net of federal tax benefit	(857,823)	2%	(2,186,911)	5%	(2,168,829)	7%
Permanent differences	743,638	-2%	555,924	-1%	999,299	-3%
R & D credit	(1,098,011)	3%	(1,312,466)	3%	(1,353,485)	4%
Change in valuation allowance	10,612,688	-28%	13,427,685	-31%	10,222,000	-33%
Change in rate	2,845,441	-8%	2,680,413	-6%	1,468,932	-5%
Other	538,176	-1%	1,630,151	-4%	1,365,792	-4%
Total income tax provision	$11,801	0%	$16,451	0%	$—	0%

We adopted ASC 740-10, “Accounting for Uncertain Tax Positions,” on January 1, 2007. This standard clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10 and ASC 740-30, “Accounting for Income Taxes.”

This standard prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We did not establish any additional reserves for uncertain tax liabilities upon adoption of the standard. A summary of our adjustments to our uncertain tax positions are as follows:
	2009	2008	2007
Balance at beginning of year	$—	$—	$—
Increase/Decrease for tax positions related to the current year	—	—	—
Increase/Decrease for tax positions related to prior years	—	—	—
Decreases for settlements with applicable taxing authorities	—	—	—
Decreases for lapses of statute of limitations	—	—	—
Balance at end of year	$—	$—	$—

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

We are currently open to audit under the statute of limitations by the Internal Revenue Service, state, and foreign jurisdictions for various years from our inception through 2009.

17.   Other Income and Expense

For the years ended December 31, 2009, 2008 and 2007, other income (expense), net amounted to approximately $(0.3) million, $0.6 million and $1.9 million, respectively, and was broken out as follows:
	For the year ended December 31,
	2009	2008	2007
Interest income	$49,691	$921,238	$1,896,601
Interest expense	—	—	(699)
Impairment of auction rate securities	—	(213,090)	—
Realized (loss) gain on sale of marketable securities	(386,855)	34,773	—
Realized loss on foreign exchange transactions, net	(10,223)	(97,924)	—
Total other income (expense), net	$(347,387)	$644,997	$1,895,902

18.   Javelin Pharmaceuticals, Inc. 401(k) Plan

Effective January 1, 2007, we provided a 401(k) Plan available to all of our U.S. employees. Participants may make voluntary contributions. We currently do not make matching contributions, but may consider doing so at some point in the future, according to the 401(k) Plan’s matching formula.

19.   Subsequent Events

We evaluated all events or transactions that occurred after December 31, 2009 up through the date we issued these financial statements. During this period we did not have any material recognizable subsequent events. Our non-recognizable subsequent events consisted of the following:

●
On February, 2, 2010, we announced that the FDA accepted our NDA filing for Dyloject for formal review, as disclosed in Note 1. As a result of the FDA’s acceptance, we paid Shimoda a milestone payment of $2.0 million in March 2010, which will be recorded as a research and development expense in the first quarter of 2010, when the triggering event occurred.

●	Since January 1, 2010, we have drawn down $6.0 million of the working capital facility from Myriad, the terms of which are disclosed in Note 1.

●
On February 11, 2010, we announced that a reexamination conducted by a third party of pain score measurements from our Phase 3 study of Ereska showed that top line results for its primary endpoint were statistically significant. Further analysis of the trial revealed that all secondary endpoints, with the exception of one, were statistically insignificant. Previously, we had reported that the top line results for our primary endpoint were not statistically significant. The previously disclosed top line results, based upon data captured by an external vendor, had inconsistencies whose presence was verified by a third party biostatistics company engaged by Javelin that thoroughly reexamined the trial's conduct and the initial primary analysis.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth unaudited quarterly operating results for fiscal years 2009 and 2008 in dollars. The information in these tables has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, all adjustments that management considers necessary for the fair presentation thereof. These unaudited results should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. The sum of the quarterly loss per share may not total annual amounts reported in the consolidated financial statements as a result of any quarterly changes in the amount of weighted average common shares used in the calculation of basic and diluted loss per share.

2009 Quarterly results of operations	Unaudited Quarter ended
(In thousands, except per share data)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue
Partner revenue	$1,899	$301	$1,131	$301
Product revenue	188	—	—	—
Total revenue	2,087	301	1,131	301
Costs and expenses
Cost of product revenue	1,913	105	881	79
Research and development	11,846	5,308	4,166	3,169
Selling, general and administrative	3,046	2,739	2,369	5,095
Depreciation and amortization	84	82	80	77
Operating loss	(14,802)	(7,933)	(6,365)	(8,119)
Other income (expense)	40	(17)	(388)	18
Loss before income tax provision	(14,762)	(7,950)	(6,753)	(8,101)
Income tax provision	—	(1)	7	(5)
Net loss attributable to common stockholders	$(14,762)	$(7,949)	$(6,760)	$(8,106)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(0.13)	$(0.11)	$(0.13)
Weighted average shares	60,422	60,430	60,447	62,706

2008 Quarterly results of operations	Unaudited Quarter ended
(In thousands, except per share data)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue
Product revenue	$66	$180	$366	$490
Total revenue	66	180	366	490
Costs and expenses
Cost of product revenue	50	129	272	398
Research and development	5,665	4,490	6,888	9,787
Selling, general and administrative	4,476	4,760	4,164	3,819
Depreciation and amortization	41	80	86	87
Operating loss	(10,167)	(9,280)	(11,044)	(13,601)
Other income (expense)	394	220	197	(166)
Loss before income tax provision	(9,773)	(9,060)	(10,847)	(13,767)
Income tax provision	—	—	23	(7)
Net loss attributable to common stockholders	$(9,773)	$(9,060)	$(10,870)	$(13,760)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.16)	$(0.18)	$(0.23)
Weighted average shares	48,791	55,057	60,393	60,403

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2009.

Attestation Report of the Registered Public Accounting Firm. McGladrey & Pullen, LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2009.

ITEM 9B. OTHER INFORMATION.

We filed Forms 8-K for the fourth quarter of fiscal 2009 disclosing therein all information required to be disclosed in a Form 8-K during that fiscal quarter.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

General

Our Certificate of Incorporation provides that our Board of Directors shall be comprised of not less than three nor more than fifteen directors, divided or “classified” into three classes (Classes I, II and III), each Class consisting as nearly as practicable of one third of the entire Board of Directors, and with the term of one Class expiring each year. The Board of Directors is currently comprised of eight directors.

The eight directors are classified as follows: three each being Class I Directors and Class III Directors, and two being Class II Directors. The current term of the Class II Directors will expire at the 2010 Annual Meeting. The current term for the Class III Directors and the Class I Directors will expire at the 2011 and 2012 Annual Meetings, respectively.

Name	Age	Position	Director Since

Class I Directors

Douglas G. Watson	64	Chairman of the Board and Director	December 2004

Neil W. Flanzraich	66	Director	June 2006

Georg Nebgen	48	Director	December 2006

Class II Directors

Daniel B. Carr, M.D.	61	President, Chief Medical Officer, Vice Chairman of the Board and Director	December 2004

Fred H. Mermelstein	51	Director	December 2004

Class III Directors

Martin J. Driscoll	51	Chief Executive Officer and Director	June 2006

Jackie M. Clegg	47	Director	December 2004

Peter D. Kiernan, III	56	Director	February 2008

The biographies of each of our directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences and qualifications that caused our Board of Directors to determine that the person should serve as a director for our company.

Class I Directors

Douglas G. Watson has served as our Chairman of the Board and as a director since December 2004, and as a director of IDDS since April 2002. He is the Chief Executive Officer of Pittencrieff Glen Associates, a consulting company that he founded in June 1999. From January 1997 to June 1999, Mr. Watson served as President, Chief Executive Officer and a director of Novartis Corporation, the U.S. subsidiary of Novartis A.G. Mr. Watson serves as Chairman of OraSure Technologies, Inc., and as a director of BioMimetic Therapeutics, Inc., Genta Inc., and Dendreon Corporation. Mr. Watson is also a member of the board of each of Freedom House Foundation and the American Liver Foundation. Mr. Watson holds an M.A. in Mathematics from Churchill College, Cambridge University. He is also a member of the Chartered Institute of Management Accountants.

Neil W. Flanzraich has served as a director since June 2006.  From 1998 through its sale in January 2006 to TEVA Pharmaceuticals Industries, Ltd., he served as Vice Chairman and President of IVAX Corporation, an international pharmaceutical company.  From 1995 to 1998, Mr. Flanzraich served as Chairman of the Life Sciences Legal Practice Group of the law firm Heller Ehrman LLP.  From 1981 to 1994, he served as the Senior Vice President, chief counsel and as a member of the Corporate Executive Committee at Syntex Corporation, a pharmaceutical company. Mr. Flanzraich’s past executive experience helped him develop outstanding skills in leading and managing strong teams of employees, and in overseeing all aspects of substantial businesses in a rapidly-evolving market.  His legal background also is valuable to us in the risk management area, and Mr. Flanzraich brings to us extensive experience serving as an independent director of other companies.  Mr. Flanzraich is also a Director of Equity One, Inc., Continucare Corporation, Bellus Health Inc. (formerly Neurochem Inc.) and Chipotle Mexican Grill.  Mr. Flanzraich also served as Chairman of the Israel America Foundation until July, 2008.  Mr. Flanzraich was on the Board of Directors of RAE Systems, Inc. until March 2009. He also served as a member of the Boards of Directors of IVAX Corporation and IVAX Diagnostics, Inc. until January, 2006 and April, 2006, respectively.  Mr. Flanzraich received an A.B. from Harvard College and a J.D. from Harvard Law School.

Georg Nebgen, Ph.D. has served as a director since December 8, 2006. From 2003 until the present, Dr. Nebgen served as a managing member and co-founder of NGN Capital, LLC, which is the indirect general partner of NGN Biomed Opportunity I, L.P. and the managing limited partner of NGN Biomed Opportunity I GmbH & Co. Beteiligungs KG (collectively, “NGN Capital”), each of which is a shareholder of our company. Prior to his appointment as a director, Dr. Nebgen had acted as the designee of NGN Capital in attending Board meetings as an observer since November 2005. Before joining NGN Capital, Dr. Nebgen had been a principal at MPM Capital in Boston and Managing Director of MPM GmbH from 2001 until 2003. He also served from 2002 until 2003 as President of the German American Business Council, a non-profit business organization in Boston. Prior to that, Dr. Nebgen served with Schering-Plough Corporation as Managed Care Area Manager in New England. Dr. Nebgen obtained his doctorate in Pharmaceutical Technology Sciences from the University of Bonn, Germany and his executive MBA from the University of St. Gallen, Switzerland.

Class II Directors

Daniel B. Carr, M.D. has served as a director since December 2004, as the Vice Chairman of our Board of Directors since March 3, 2008, as our President since June 2008, and as our Chief Medical Officer since September 2004 when he joined IDDS from his position as Saltonstall Professor of Pain Research at Tufts-New England Medical Center, and Professor of Anesthesiology and Medicine. He had held both positions since 1994. Dr. Carr ended his clinical responsibilities effective September 2004. Dr. Carr served as our Chief Executive Officer from July 2005 until March 3, 2008. From 1995 to 2003, he was the Medical Director of the Pain Management Program at the New England Medical Center, which merged into the Pain Management program at Caritas St. Elizabeth’s Medical Center, another Tufts-affiliated program. Dr. Carr was a founder of the Pain Center at the Massachusetts General Hospital and served as Special Consultant to the U.S. Department of Health and Human Services and Co-Chair of the Agency for Health Care Policy and Research’s Clinical Practice Guidelines on Acute and Cancer Pain Management. He has been Editor-in-Chief of Pain: Clinical Updates published by the International Association for the Study of Pain (“IASP”), and has served as a Director of the American Pain Society and the IASP. Dr. Carr holds a bachelors degree from Columbia College and an M.D. degree from Columbia University College of Physicians and Surgeons.

Fred H. Mermelstein, Ph.D. has served as a director since December 2004 and as Executive director since June 2008, having been our Chief Executive Officer from December 2004 through June 2005, our President from December 2004 through June 2008, and our Secretary from December 2004 to April 2006. He also served as a director of IDDS, our predecessor, and as its President from inception in February 1998 through July 2003 when he also became Chief Executive Officer. He is the founder, President and Chairman of the Board of Directors of Pear Tree Pharmaceuticals, Inc., and he currently serves as a director of Adherex Technologies, Inc. and Advantagene, Inc. Dr. Mermelstein also served as Director of Venture Capital at Paramount Capital Investments, LLC, a merchant banking and venture capital firm specializing in biotechnology, from 1998 to 2003. From February 1997 until January 2000, Dr. Mermelstein was founder and served as a director and the Chief Science Officer of PolaRx BioPharmaceuticals, an oncology-based biopharmaceutical company that was acquired by Cell Therapeutics, Inc. Dr. Mermelstein holds a dual Ph.D. in Pharmacology and Toxicology from Rutgers University and University of Medicine and Dentistry of New Jersey (“UMDNJ”) Robert Wood Johnson Medical School. He completed his post-doctoral training supported by two grant awards, a National Institutes of Health fellowship and a Howard Hughes Medical Institute fellowship in the Department of Biochemistry at UMDNJ Robert Wood Johnson Medical School.

Class III Directors

Martin J. Driscoll has served as our Chief Executive Officer since March 3, 2008 and as a director since June 2006. Prior to his appointment as the CEO at Javelin Pharmaceuticals, Mr. Driscoll served as the Chief Executive Officer of Pear Tree Pharmaceuticals, Inc., a private pharmaceutical company focused on developing women’s healthcare prescription products from July 2007 until March 2008. From 2006 to 2007, Mr. Driscoll was a Partner with TGaS Consulting, LLC, a marketing and management consulting firm for the pharmaceutical industry. From 2003 to 2005, Mr. Driscoll served as Senior Vice President of Marketing and Sales at Reliant Pharmaceuticals, a privately-held company that marketed a portfolio of branded pharmaceutical products. From 2000 to 2002, Mr. Driscoll served as Vice President, Commercial Operations and Business Development at ViroPharma, Inc., where he played a large role in the negotiation and successful management of a multi-million dollar co-promotion/co-development collaboration between ViroPharma and Aventis. In his role at ViroPharma, Inc., Mr. Driscoll led the effort to establish the company’s initial commercial capability. From 1983 to 2000, he held various positions at Schering Plough Corporation, including Vice President of Marketing and Sales for its Primary Care, Diabetes, Acute Coronary Syndromes and Key Pharmaceuticals Units. He also currently serves as a Director of Genta Incorporated, a biotechnology company developing novel cancer therapies. Mr. Driscoll received a B.S. from the University of Texas.

Jackie M. Clegg has served as a director since December 2004, and as a director of IDDS since February 2004. In August 2001, she formed the international strategic consulting firm Clegg International Consultants, LLC (“CIC”) specializing in emerging markets, and she has served as the Managing Partner of that entity since that time. From June 1997 to July 2001, Ms. Clegg served as Vice Chair of the Board of Directors and First Vice President of the Export-Import Bank of the United States (“Ex-Im Bank”), having previously served in various positions from 1993 to 1997 at Ex-Im Bank, including as Chief Operating Officer from January 1999 through fiscal year 2000. Prior to joining Ex-Im Bank, Ms. Clegg worked for ten years in the United States Senate on the staff of both the Banking and the Appropriations Committees. Ms. Clegg also served as a director of Blockbuster Inc., and currently serves as a director of Brookdale Senior Living, Inc., The Chicago Mercantile Exchange and Cardiome Pharma Corp.

Peter D. Kiernan, III has served as a director since February 2008. He is CEO of Kiernan Ventures, a venture capital firm committed to growing companies of consequence. He spent nearly 18 years at Goldman Sachs, most of them as a Partner, and was instrumental in advising companies and wealthy families around the globe in ways to expand their business. His specialty was forging unique relationships and finding creative and unconventional ways to help growing companies both large and small achieve their promise. After leaving Goldman, Mr. Kiernan founded and led numerous companies, including Tech Health, a high growth medical services company where he continues to serve as Chairman of the Board. Mr. Kiernan also served as President and Partner at Cyrus Capital Partners, a hedge fund based in New York and London, where he continues to serve as Senior Advisor. Mr. Kiernan is also the Chairman of the Board of Directors of the Christopher and Dana Reeve Foundation, where he has led a dramatic turnaround in the organization’s fight to cure paralysis, and has served as the Chairman of the prestigious Robin Hood Foundation for nearly five years. He has also served on the Board of Williams College for many years.

All Directors will hold office for the terms indicated, or until their earlier death, resignation, removal or disqualification, and until their respective successors are duly elected and qualified. There are no arrangements or understandings between any of the directors or executive officers and any other person pursuant to which any of our directors or executive officers have been selected for their respective positions.

Executive Officers of the Company

The following is a biographical summary of Stephen J. Tulipano, our Chief Financial Officer. Mr. Tulipano does not serve on our Board of Directors. Our other two executive officers, Mr. Driscoll and Dr. Carr, are members of our Board of Directors, and therefore their biographical information is set forth above.

Stephen J. Tulipano, CPA, MBA, has served as our Chief Financial Officer since May 2006. In this capacity, Mr. Tulipano oversees all of our finance functions, including treasury, tax, accounting, financial planning, reporting, controls and Sarbanes-Oxley compliance. He was also elected to serve as our Secretary on April 29, 2009. Prior to joining our company, Mr. Tulipano served as Director of Corporate Accounting at Biogen Idec. During his tenure at Biogen Idec, which spanned over seven years, Mr. Tulipano was responsible for accounting, external reporting, establishment of new accounting and internal control initiatives worldwide and developing innovative business approaches to partnered programs and business development opportunities. Prior to joining Biogen, he served as External Reporting Manager for Digital Equipment Corporation. Mr. Tulipano is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA) and the Massachusetts Society of Certified Public Accountants and holds a M.B.A. from Suffolk University. Mr. Tulipano, age 50, is also a veteran of the United States Navy and the United States Army National Guard.

Director’s Qualifications

In selecting a particular candidate to serve on our board we consider the needs of the Company based on particular attributes that we believe would be advantageous for our board members to have and would qualify such candidate to serve on our board given our business profile and the environment in which we operate. The table below sets forth such attributes and identifies which attributes each director possesses.

Attributes:	Mr. Watson	Mr. Flanzraich	Mr. Nebgen	Dr. Carr	Mr. Mermelstein	Mr. Driscoll	Ms. Clegg	Mr. Kiernan

Financial Experience	●	●	●		●	●	●	●
International Experience	●	●	●	●		●	●	●
Public Board Experience	●	●			●	●	●	●
Industry Experience	●	●	●	●	●	●	●
Scientific Experience				●	●
Commercial Experience	●	●	●			●
Corporate Governance Experience	●	●					●
Capital Markets Experience	●	●	●		●	●		●
Regulatory Experience	●	●		●		●
Medical Experience				●	●
Legal Experience		●
Management Experience	●	●	●	●	●	●	●	●

Family Relationships

           There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

                Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Audit Committee

Our Board of Directors has established an Audit Committee which is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are Douglas G. Watson, Neil W. Flanzraich and Peter D. Kiernan III, each of whom is an independent director within the meaning of the rules of the NYSE Amex and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board of Directors has determined that each member of the Audit Committee qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Watson. The Audit Committee held four meetings during 2009. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Appendix A to the Proxy Statement, dated April 30, 2008, for the 2008 Annual Meeting.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer (“CEO”) positions should be separate or combined, we have traditionally determined that it is in the best interests of our company and its shareholders to separate those roles.  Mr. Watson, an independent director, has served as the Chairman of the Board since the merger with IDDS, our predecessor corporation, in December 2004, and he served as a director of IDDS since April 2002. During that time we have always had a separate CEO. We believe it is the CEO’s responsibility to run the day-to-day operations of our company, and the Chairman’s responsibility to manage the Board of Directors. As directors continue to have more oversight responsibilities than ever before, we believe it is beneficial to have an independent Chairman whose sole job is leading the Board. Also, given the numerous responsibilities of the CEO of a development stage pharmaceutical company, such as ours, we believe it is beneficial to have a CEO whose sole job is to manage the company.  By having Mr. Watson serve as Chairman, and Mr. Driscoll serve as CEO, each will be able to focus his entire energy on managing the Board or running the company, as appropriate. Additionally, we believe the separation of offices is beneficial because a separate Chairman can provide the CEO with guidance and feedback on his performance and he provides a more effective channel for the Board to express its views on management.  The Board of Directors continually evaluates our leadership structure and could in the future decide to combine the Chairman and CEO positions if it understands that doing so would serve the best interests of our company.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of the full Board. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with the NYSE Amex. The Reporting Persons are also required to furnish us with copies of all such reports. Based solely on our review of the reports received by us, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2009, the Reporting Persons met all applicable Section 16(a) filing requirements, other than (i) Martin J. Driscoll, Daniel B. Carr, Stephen J. Tulipano and David B. Bernstein, each of whom filed on February 27, 2009 the Form 4 relating to options to purchase common stock granted to them on January 23, 2009, and (ii) Douglas G. Watson and Jackie M. Clegg, each of whom filed on July 2, 2009 the Form 4 relating to options to purchase common stock granted to them on June 23, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Board of Directors, the Compensation Committee and senior management share responsibility for establishing, implementing and continually monitoring our executive compensation program, with the Board of Directors making the final determination with respect to executive compensation. The goal of our executive compensation program is to provide a competitive total compensation package to our executive management team through a combination of base salary, annual cash incentive bonuses, long-term equity incentive compensation and broad-based benefits programs. This Compensation Discussion and Analysis explains our compensation objectives, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and our other named executive officers as determined in accordance with applicable Securities and Exchange Commission (“SEC”) rules, which are collectively referred to herein as the Named Executive Officers.

Objectives of Our Executive Compensation Program

Our executive compensation program is designed to achieve the following objectives:

●	attract and retain talented and experienced executives in the highly competitive and dynamic pharmaceutical industry;

●	motivate and reward executives whose knowledge, skills and performance are critical to our success;

●	align the interests of our executives and stockholders by motivating executives to increase stockholder value;

●	provide a competitive compensation package in which a significant portion of total compensation is determined by company and individual results and the creation of stockholder value; and

●	foster a shared commitment among executives by coordinating their company and individual goals.

Our Executive Compensation Program

Our typical executive compensation package has historically consisted of base salary, annual cash incentive bonuses, long-term equity incentive compensation and broad-based benefits programs. Consistent with the emphasis we place on performance-based incentive compensation, we have structured our executive compensation package so that cash incentive bonuses and long-term equity incentive compensation in the form of stock options constitute a significant portion of our total executive compensation. However, due in part to the small size of our executive team and the need to tailor each executive officer’s award to attract and retain that executive officer, we have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We have structured our annual cash incentive bonuses and long-term equity incentive compensation for our executive officers to be primarily tied to the achievement of predetermined company and, in some cases, individual performance goals, which are established at the beginning of each year (or in the case of Named Executive Officers who have commenced employment during the applicable year, at the time of their engagement by our company).

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives in 2009 based on a number of factors including:

●	our understanding of the amount of compensation generally paid by companies to their executives with similar roles and responsibilities;

●	our executives’ performance during 2009 in general and as measured against predetermined company and individual performance goals;

●	the roles and responsibilities of our executives;

●	the individual experience and skills of, and expected contributions from, our executives;

●	the amounts of compensation being paid to our other executives;

●	our executives’ historical compensation and performance at our company; and

●	any contractual commitments we have made to our executives regarding compensation.

Each of the primary elements of our executive compensation package is discussed in detail below, including a description of how each particular element fits into our overall executive compensation. In the descriptions below, we highlight particular compensation objectives that we have designed our executive compensation program to address. However, it should be noted that we have designed the various elements of our compensation program to complement each other and thereby collectively serve all of our executive compensation objectives. Accordingly, whether or not specifically mentioned below, we believe that each element of our executive compensation program, to a greater or lesser extent, serves each of our compensation objectives.

Role of Compensation Consultant

To ensure that the compensation levels of our Named Executive Officers are reasonably competitive with market rates, and that our compensation program is properly designed to achieve its stated goals, we had retained AON Radford Consulting (“Radford”), an independent human resource and compensation consulting firm, to review and analyze the compensation arrangements for our executive officers and our current equity programs relative to market. In completing its assessment, Radford reviewed our executive compensation data against that of 17 similarly situated commercial biotechnology / pharmaceutical companies. This peer group, which was approved by our Board of Directors and our Compensation Committee, is comprised of the following companies:

Adolor	MDRNA, Inc.	Poniard Pharmaceuticals
Anesiva Inc.	Novavax Inc.	Pozen Inc.
Anika Therapeutics, Inc.	Optimer Pharma Inc.	Replidyne Inc.
Biocryst Pharmaceuticals Inc.	Osiris Therapeutics, Inc.	Sucampo Pharmaceuticals
Cadence Pharmaceuticals Inc.	Pain Therapeutics	Vanda Pharmaceuticals
Keryx Biopharmaceuticals, Inc.	Penwest Pharmaceuticals

Base Salary

Our approach is to pay our executives a base salary that is competitive with those of other executive officers in similar positions and with similar responsibilities in our peer group of competitive companies. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. The base salary of each Named Executive Officer is reviewed annually, and may be increased or decreased in accordance with the terms of such executive officer’s employment agreement, where applicable, and certain performance criteria, including, without limitation: (i) individual performance; (ii) corporate performance; (iii) the functions performed by the executive officer; and (iv) changes in the compensation peer group in which we compete for executive talent. We use discretion to determine the weight given to each of the factors listed above and such weight may vary from individual to individual. Evaluations of base salary are made regardless of whether a Named Executive Officer has entered into an employment agreement with us, and while the base salary set forth in such employment agreement is taken into consideration, it is not dispositive of the base salary of such executive officer for a given year. Although evaluations of and recommendations as to base salary are made by the Compensation Committee and senior management, the ultimate determination is made by the Board of Directors. Determinations as to the base salary of each Named Executive Officer for the 2009 fiscal year were made following consultation with Radford.

On May 1, 2009, Martin J. Driscoll and Daniel B. Carr, M.D. amended their Employment Agreements (“Amendment”) with us. The Amendments provided for a reduction in aggregate base salary during the period from May 1, 2009 through April 30, 2010 for service as our Chief Executive Officer and Chief Medical Officer, respectively, from $450,000 to $300,000 in order for our company to conserve cash. In lieu of the foregone cash compensation, we granted to each of Mr. Driscoll and Dr. Carr on May 1, 2009 an aggregate of 119,048 deferred stock units (“DSU’s”), which DSU’s had an approximate aggregate fair value as of May 1, 2009 equal to each executive’s total foregone cash compensation. The DSU’s, each of which consists of one restricted share of common stock, vest in twelve equal monthly installments beginning on June 1, 2009, and will be distributed in equal installments on May 1, 2010 and May 1, 2011. However, all DSU’s will vest and be immediately distributed upon a change-in-control, and all vested DSU’s will be immediately distributed upon a not-for-cause termination of either executive’s employment. As a result of these modifications, Mr. Driscoll and Dr. Carr received $350,000 in base cash compensation, respectively in 2009. Stephen J. Tulipano, our Chief Financial Officer and Secretary, received a base salary of $248,468 for the 2009 fiscal year.

To the extent that we have entered into employment agreements or term sheets with any of our Named Executive Officers, the base salaries of such individuals reflect the initial base salaries that we negotiated with them at the time of their initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our company, the performance and increased experience of our executives, any changes in our executives’ roles and responsibilities and other factors. The initial base salaries that we negotiated with our executives were based on our understanding of base salaries for comparable positions at our peer group of companies at the time, the individual experience and skills of, and expected contribution from, each executive, the roles and responsibilities of the executive, the base salaries of our existing executives and other factors.

Annual Cash Incentive Bonuses

Consistent with our emphasis on performance incentive compensation programs, our executives are eligible to receive annual cash incentive bonuses primarily based upon their performance and the performance of our company as measured against predetermined goals covering various aspects of our operations. These goals are recommended by senior management to the Compensation Committee, and then by the Compensation Committee to the Board of Directors, at the beginning of each year. The goals are ultimately set by the Board of Directors.

For the 2009 fiscal year we established a cash bonus program for our Named Executive Officers whereby payments will be based primarily upon our achievement of the following two corporate goals in 2009: the filing of an NDA for Dyloject and the completion of a North American partnership for either Dyloject or Ereska (intranasal ketamine). The filing of the NDA for Dyloject was achieved and bonuses were paid in 2010 following the assessment of individual executive performance for the year, as discussed below.

As part of our cash incentive bonus program, we reserve a portion of each executive’s annual cash incentive bonus to be paid at our discretion based on the executive’s overall performance. We maintain this discretionary portion of the annual cash incentive bonuses in order to motivate our executives’ overall performance and their performance relating to matters that are not addressed in the predetermined performance goals that we set. We believe that every important aspect of executive performance is not capable of being specifically quantified in a predetermined objective goal. For example, events outside of our control may occur after we have established the executives’ performance goals for the year that require our executives to focus their attention on different or other strategic objectives.

We establish the target amount of our annual cash incentive bonuses at a level that represents a meaningful portion of our executives’ currently paid out cash compensation, and set additional threshold and maximum performance levels above and below these target levels. In establishing these levels, in addition to considering the incentives that we want to provide to our executives, we also consider our historical practices and any contractual commitments that we have relating to executive bonuses.

Based in part upon the employment agreements that they have entered into with us, for the 2009 fiscal year, each of Mr. Driscoll and Dr. Carr was entitled to an annual bonus of up to 100% of his base salary (with 50% of base salary as the target bonus). However, in connection with the Amendment, and in an effort to allow us to preserve cash, in lieu of participating in the 2009 cash bonus program, Mr. Driscoll and Dr. Carr each elected to receive a grant of performance options to purchase up to 119,885 shares of common stock, which options were granted on May 1, 2009. These options were originally going to vest only upon the achievement of our corporate milestones for the cash bonus program, subject to accelerated vesting upon a change-in-control and forfeiture of all of the options upon a not-for-cause termination of either executive’s employment. As noted below, all of these options vested in full on December 18, 2009 upon the execution of the Merger Agreement with Myriad. Additionally, on December 18, 2009, the Board of Directors authorized a special cash bonus for Mr. Driscoll of $150,000 for 2009 in recognition of his efforts relating to our proposed merger with Myriad and the timely filing of the NDA for Dyloject. As part of an incentive plan established in 2008, Dr. Carr received a cash bonus of $25,000 for the timely filing of the NDA for Dyloject. Mr. Tulipano was entitled to a target annual bonus of up to 33% of his base salary. For the 2009 fiscal year, Mr. Tulipano received a bonus of $45,000.  Since we achieved 45% of the milestone objectives established for 2009, the total cash incentive bonus awarded to each of our Named Executive Officers for whom we have established a target bonus percentage was less than the target bonus percentage.

As noted above, the aggregate amount of the bonus paid to each Named Executive Officer, regardless of whether or not they have entered into an employment agreement with us, reflects the extent to which such executive achieved the milestones established at the beginning of the year, plus the amount of the discretionary bonus that is based on our assessment of their overall performance during the year.

On December 18, 2009, we adopted a retention plan (the “Retention Plan”), under which Mr. Tulipano is also eligible for a cash bonus award of $15,000. Mr. Tulipano’s right to the cash bonus award will vest upon consummation of the merger with Myriad. If the merger agreement with Myriad is terminated and Mr. Tulipano remains employed by our company for six months following such termination, then he will be entitled to receive the bonus at that time.  Mr. Tulipano also received an equity award under the Retention Plan as discussed below.

Overall, we seek to set the targets for performance measures at levels that we believe are achievable with strong performance by our executives and our company. Although we cannot always predict the different events that will impact our business during an upcoming year, we set our performance goals for the target amount of annual incentive cash bonuses at levels that we believe will be achieved by our executives a majority of the time. Our maximum and threshold levels for these performance goals are determined in relation to our target levels, are intended to provide for greater or lesser incentives in the event that performance is within a specified range above or below the target level, and are correspondingly easier or more difficult to achieve. At the end of each year, the Compensation Committee evaluates the performance of each executive officer and provides its recommendation to the Board for the amount of the cash incentive bonus to be paid to each such executive for that year, with the Board making the final determination as to the amount of the cash incentive bonus.

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

Based on the early stage of our company’s development and the incentives we are trying to provide to our executives, we have chosen primarily to use stock options, which derive value exclusively from increases in stockholder value, as opposed to restricted stock or other forms of equity awards. Our decisions regarding the amount and type of long-term equity incentive compensation and relative weighting of these awards among total executive compensation have also been based on the market practices of our peer group of companies and our negotiations with our executives in connection with their initial employment or promotion by us.

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our company. Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant, then pro-rata vesting annually thereafter. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive. Such options are generally exercisable, however, after termination of employment (other than termination for cause) if vested. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers and directors. However, each of our executive officers has a significant number of exercisable options. Stock option awards are made pursuant to our Amended and Restated 2005 Omnibus Stock Incentive Plan (the “2005 Plan”). See “Payments Upon Termination or Change-in-Control” for a discussion of the change-in-control provisions related to stock options. The exercise price of each stock option granted under the 2005 Plan is based on the fair market value of our common stock on the grant date.

We grant annual awards under the 2005 Plan to our Named Executive Officers based on a number of factors, including: (i) the grantee’s position with us; (ii) his or her performance and responsibilities; (iii) the extent to which he or she already holds an equity stake with us; and (iv)  the extent to which the corporate and individual performance targets for any particular year have been achieved. Awards to executive officers are first reviewed and approved by the Compensation Committee, which then makes a recommendation for final approval by our Board of Directors. Other than grants to newly-hired employees, option grants are generally awarded in January of each year at the regularly scheduled meetings of the Compensation Committee and the Board of Directors.

During 2009, we granted options to purchase up to 503,135 shares of common stock to Mr. Driscoll, options to purchase up to 263,735 shares of common stock to Dr. Carr, and options to purchase up to 209,100 shares of common stock to Mr. Tulipano.  Included in the options that we granted to Mr. Driscoll and to Dr. Carr were  performance-based options to purchase up to 119,885 shares of common stock as a result of the Amendment to their employment agreements, which would vest only upon the achievement of certain regulatory milestones relating to our product candidates within certain time frames. Such milestones have been met. On January 23, 2009, we granted options to purchase up to 255,500 shares of common stock to Mr. Driscoll, options to purchase up to 95,900 shares of common stock to Dr. Carr, and options to purchase up to 89,400 shares of common stock to Mr. Tulipano, which were scheduled to vest in three equal annual installments beginning on January 23, 2010. These option grants represent long-term equity incentive compensation based upon performance during 2008. Also included were options granted on March 16, 2009 to purchase up to 127,750 shares of common stock to Mr. Driscoll, options to purchase up to 47,950 shares of common stock to Dr. Carr, and options to purchase up to 44,700 shares of common stock to Mr. Tulipano. These performance-based options were scheduled to vest in three equal annual installments beginning on March 16, 2010. On May 1, 2009 we granted options to purchase up to 75,000 shares of common stock to Mr. Tulipano as a key employee retention award with 50% vesting on May 1, 2010 and 50% vesting on May 1, 2011.

Additionally, as discussed above, in connection with the Amendment to their employment agreements, Mr. Driscoll and Dr. Carr each received 119,048 deferred stock units as a result of the reduction in their annual base salary during the period from May 1, 2009 through April 30, 2010. On May 1, 2009 we granted 15,000 restricted stock units to Mr. Tulipano as a key employee retention award with 50% vesting on May 1, 2010 and 50% vesting on May 1, 2011. We also granted to Mr. Tulipano 10,000 RSUs on December 18, 2009 as a retention award under the Retention Plan, of which 5,000 RSUs will vest on June 17, 2010 and the remaining RUSs will vest on June 17, 2011 provided that he remains continuously employed by our company or Myriad until the applicable vesting date; provided, however, that all outstanding awards will become fully vested upon an earlier change-in-control.

On December 18, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Myriad Pharmaceuticals, Inc. (“MPI”), MPI Merger Sub, Inc., a wholly-owned subsidiary of MPI (the “Merger Sub”), and a representative of our stockholders. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Javelin with Javelin continuing as the surviving corporation and a wholly-owned subsidiary of MPI. As a result of and in accordance with the 2005 Plan, as amended to date, all outstanding options automatically vested and became exercisable upon the signing of the Merger Agreement, with the exception of 25,000 performance-based stock option awards that had been granted to Dr. Carr, which options were cancelled on January 1, 2010.

Other Compensation

We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance, dental insurance, an employee stock purchase plan and a 401(k) plan. In certain circumstances, on a case-by-case basis, we have used cash signing bonuses, which may have time-based forfeiture terms, when certain executives and senior non-executives have joined us. We do not provide any special reimbursement for perquisites, such as country clubs, automobiles, corporate aircraft, living expenses or security expenses, for our employees or for any executive officers, with the exception of one of our officers, to whom we paid $4,000 per month for living expenses during 2009.

Pension Benefits. We do not offer qualified or non-qualified defined benefit plans to our executive officers or employees. In the future, we may adopt qualified or non-qualified defined benefit plans if we determine that doing so is in our best interests.

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

Severance and Change of Control Arrangements. As discussed more fully in the sections below entitled “Employment Agreements” and “Payments Upon Termination or Change-in-Control”, certain of our Named Executive Officers are entitled to certain benefits upon the termination of their respective employment agreements. The severance agreements are intended to mitigate some of the risk that our executive officers may bear in working for a developing company such as ours.

Policies Regarding Tax Deductibility of Compensation. Within our performance-based compensation program, we aim to compensate our Named Executive Officers in a manner that is tax-effective for us. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), restricts the ability of publicly-held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based. The non-performance-based compensation paid in cash to our executive officers in the 2009 fiscal year did not exceed the $1.0 million limit per officer, and we do not anticipate that the non-performance-based compensation to be paid in cash to our executive officers in 2010 will exceed that limit.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated into our Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
Douglas G. Watson, Chairman
Jackie M. Clegg

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and our other most highly compensated executive officers (the “Named Executive Officers”), during each of the three fiscal years ended December 31, 2009:

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal			Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	Salary ($)	($)	($)(3)	($) (4)	($)(5)	($)	($)	($)

Martin J. Driscoll, Chief Executive Officer (1)	2009	$350,000	—	$150,000	$416,894	$150,000	—	$—	$1,066,894
	2008	375,000	—	—	1,499,100	90,000	—	11,750	1,975,850

Daniel B. Carr, M.D., President, Chief Medical Officer and Vice	2009	350,000	—	150,000	225,374	25,000	—	—	750,374
Chairman of the Board (2)	2008	450,000	—	—	420,800	90,000	—	—	960,800
	2007	403,728	—	—	413,300	275,000	—	—	1,092,028

Stephen J. Tulipano, Chief	2009	248,468	—	31,900	176,280	45,000	—	—	501,648
Financial Officer and Secretary	2008	231,968	—	—	139,200	30,620	—	—	401,788
	2007	204,000	—	—	150,300	76,588	—	—	430,888

David B. Bernstein	2009	59,101	—	—	107,280	—	—	75,580	241,961
Secretary, and General and Chief	2008	236,407	—	—	139,200	8,500	—	—	384,107
Intellectual Property Counsel (6)	2007	214,725	—	—	143,620	75,157	—	—	433,502
__________________

(1)
Mr. Driscoll became our Chief Executive Officer on March 3, 2008. He is entitled to an annual base salary of $450,000 according to his Employment Agreement, and received a pro-rated portion of $375,000 in that capacity for the period March 3 through December 31, 2008. Mr. Driscoll also received $11,750 in fees for serving as a member of our Board of Directors from January 1, 2008 until his appointment as our Chief Executive Officer, which amount is reflected in the “All Other Compensation” column in the table above. He was also granted options to purchase up to 5,000 shares of common stock on January 9, 2008 in connection with his service as a member of our Board of Directors. The dollar amount of the aggregate grant date fair value, accordance with FASB ASC Topic 718 (formerly SFAS 123(R)), of such options is included in the “Option Awards” column in the table above.

(2)
Dr. Carr served as our Chief Executive Officer until March 3, 2008, as Vice Chairman of the Board of Directors beginning on March 3, 2008, as President beginning on June 1, 2008, and as Chief Medical Officer for the entire year.

(3)
Amounts in this column reflect the dollar amount of the aggregate grant date fair value, in accordance with FASB ASC Topic 718 (formerly SFAS 123(R)). The assumptions used to calculate the stock option awards value may be found in footnote 13, which is in Part II, Item 8 of this Annual Report. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

(4)
Amounts in this column reflect the dollar amount of the aggregate grant date fair value, in accordance with FASB ASC Topic 718 (formerly SFAS 123(R)). The assumptions used to calculate the stock option awards value may be found in footnote 12, which is in Part II, Item 8 of this Annual Report. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers. Because any performance-based stock options vested in full upon the execution of the Merger Agreement with Myriad, the amounts in this column with respect to such performance-based stock options have been calculated based on the highest level of performance to which these stock options are subject.

(5)
The amounts listed in the Non-Equity Incentive Plan Compensation column for 2009, 2008 and 2007 include cash incentive bonuses accrued during such fiscal years and paid during the first quarter of each of the following fiscal years following approval of our Board of Directors.

(6)
Mr. Bernstein served as our Secretary, and General and Chief Intellectual Property Counsel, until April 10, 2009. The amount set forth in the “All Other Compensation” column in the table above represent payments received by Mr. Bernstein following his departure from our company.

Grants of Plan-based Awards

The following table sets forth certain information with respect to grants of plan-based awards during the year ended December 31, 2009 to the Named Executive Officers.

								All
								Other	All
								Stock	Other		Grant
								Awards:	Option		Date
								Number	Awards:	Exercise	Fair
		Estimated Future Payouts						of	Number	or	Value
			Under					Shares	of	Base	of Stock
		Non-Equity Incentive Plan			Estimated Future Payouts Under			of	Securities	Price of	and
		Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)(1)	($)	(#)(4)(5)	(#)	($ /Sh)(2)	($)(3)
Martin J. Driscoll	1/23/09	—	—	—	—	255,500	—	—	—	$1.07	$199,290
	3/16/09	—	—	—	—	127,750	—	—	—	1.15	107,310
	5/1/09	—	—	—	—	119,885	—	—	—	1.26	110,294
	5/1/09	—	—	—	—	—	—	119,048	—	—	150,000
Daniel B. Carr, M.D.	1/23/09	—	—	—	—	95,900	—	—	—	1.07	74,802
	3/16/09	—	—	—	—	47,950	—	—	—	1.15	40,278
	5/1/09	—	—	—	—	119,885	—	—	—	1.26	110,294
	5/1/09	—	—	—	—	—	—	119,048	—	—	150,000
Stephen J. Tulipano	1/23/09	—	—	—	—	89,400	—	—	—	1.07	69,732
	3/16/09	—	—	—	—	44,700	—	—	—	1.15	37,548
	5/1/09	—	—	—	—	75,000	—	—	—	1.26	69,000
	5/1/09	—	—	—	—	—	—	15,000	—	—	18,900
	12/18/09	—	—	—	—	—	—	10,000	—	—	13,000
David B Bernstein	1/23/09	—	—	—	—	89,400	—	—	—	1.07	69,732
	3/16/09	—	—	—	—	44,700	—	—	—	1.15	37,548
______________

(1)
All of the stock options set forth in the table above vested in full upon the execution of the Merger Agreement with Myriad, with the exception of the options granted to Mr. Bernstein which expired on April 10, 2009.

(2)	The exercise price for all options is equal to the closing market price of our common stock on the date of grant.

(3)
Amounts listed in this column represent the dollar amount of the aggregate grant date fair value, in accordance with FASB ASC Topic 718 (formerly SFAS 123(R)). The assumptions used to calculate the stock option awards value may be found in footnote 13, which is in Part II, Item 8 of this Annual Report. Because any performance-based stock options vested in full upon the execution of the Merger Agreement with Myriad, the amounts in this column with respect to such performance-based stock options have been calculated based on the highest level of performance to which these stock options are subject.

(4)
The 119,048 deferred stock units granted to Mr. Driscoll and Dr. Carr will vest in twelve equal monthly installments beginning on June 1, 2009, and will be distributed in equal installments on May 1, 2010 and May 1, 2011; however, all deferred stock units will vest and be immediately distributed upon a change-in-control, and all vested deferred stock units will be immediately distributed upon a not-for-cause termination.

(5)
Of the 15,000 restricted stock units granted to Mr. Tulipano on May 1, 2009, 50% vest on May 1, 2010 and 50% vest on May 1, 2011, and of the 10,000 restricted stock units granted to Mr. Tulipano on December 18, 2009, 50% vest on June 17, 2010 and 50% vest on June 17, 2011, in each case provided that Mr. Tulipano remains continuously employed by our company or Myriad until the applicable vesting date, and subject to all outstanding awards vesting in full upon an earlier change-in-control.

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

Employment Agreements

Martin J. Driscoll

On June 4, 2008, we entered into an employment agreement, effective as of March 3, 2008, with Martin J. Driscoll, pursuant to which Mr. Driscoll serves as our Chief Executive Officer. The employment agreement is for a term of three years, and automatically renews for successive one-year periods after March 3, 2011, unless it is earlier terminated or either party elects not to renew the agreement by giving six months’ prior notice. Pursuant to the agreement, Mr. Driscoll shall receive an annual base salary of $450,000, plus a target cash bonus equal to 50% of base salary, with the potential to be awarded up to 100% of base salary, if certain performance targets are met. Mr. Driscoll will also be entitled to receive an annual option to purchase shares of Common Stock, based on the attainment of certain performance targets that are established annually by mutual agreement of the Board of Directors and Mr. Driscoll, which options shall vest in three equal annual installments commencing upon the first anniversary of the date of any such grant. In addition, upon the commencement of his employment with our company, Mr. Driscoll was granted options to purchase up to 850,000 shares of Common Stock at an exercise price of $2.86 per share, vesting in three equal installments commencing upon the first anniversary of the agreement. See “Payments Upon Termination or Change-in-Control” below for a discussion of payments due to Mr. Driscoll upon the termination of his employment or a change-in-control of our company.

Dr. Daniel B. Carr

We entered into an Employment Agreement with Dr. Daniel B. Carr dated as of July 7, 2007, as amended by that certain letter agreement dated June 5, 2008, pursuant to which he currently serves as our President and Chief Medical Officer. The employment agreement is for a term of three years, unless earlier terminated. Dr. Carr is receiving an initial annual base salary of $450,000, plus a target cash bonus equal to 50% of base salary, with the potential to be awarded up to 100% of base salary, if certain performance targets are met. Dr. Carr will also be entitled to receive an annual option to purchase shares of Common Stock, based on the attainment of certain performance targets that are established annually by mutual agreement of the Board of Directors and Dr. Carr. See “Payments Upon Termination or Change-in-Control” below for a discussion of payments due to Dr. Carr upon the termination of his employment or a change-in-control of our company.

On May 1, 2009, Mr. Driscoll and Dr. Carr amended their Employment Agreements (“Amendment”) with us. The Amendments provided for a reduction in aggregate base salary for service as our Chief Executive Officer and Chief Medical Officer, respectively, from $450,000 to $300,000 in order for us to conserve cash. In lieu of the foregone cash compensation, we granted to each of Mr. Driscoll and Dr. Carr on May 1, 2009 an aggregate of 119,048 deferred stock units (“DSU’s”), which had an approximate aggregate face value as of May 1, 2009 equal to each executive’s total foregone cash compensation. The DSU’s, each of which consists of one restricted share of common stock, will vest in twelve equal monthly installments beginning on June 1, 2009, and will be distributed in equal installments on May 1, 2010 and May 1, 2011. However, all DSU’s will vest and be immediately distributed upon a change-in-control, and all vested DSU’s will be immediately distributed upon a not-for-cause termination of either executive’s employment. As a result of these modifications, Mr. Driscoll and Dr. Carr received $350,000 in base cash compensation, respectively, in 2009.

Stephen J. Tulipano

Effective as of May 1, 2006, Stephen J. Tulipano became our Chief Financial Officer pursuant to an Employment Agreement, dated as of April 8, 2006. He was also elected to serve as our Secretary on April 29, 2009. Under the agreement, Mr. Tulipano was initially entitled to an annual base salary of $200,000 and a discretionary performance-based bonus in the range of up to 49% of his base salary with a target bonus of 33% as determined in our sole discretion. As a hiring bonus, we granted to Mr. Tulipano options to purchase 150,000 shares of common stock at an exercise price of $3.70 per share, vesting in three equal annual installments commencing upon the first anniversary of the grant. The two-year term of Mr. Tulipano’s Employment Agreement expired in April 2008; however, he continues to serve as our Chief Financial Officer and Secretary. Mr. Tulipano received a base salary of $248,468 for the 2009 fiscal year.

Pursuant to the Retention Plan adopted December 18, 2009, we granted to Mr. Tulipano 10,000 RSUs under our Amended and Restated 2005 Omnibus Stock Incentive Plan upon the signing of the Merger Agreement with Myriad on December 18, 2009. Provided that Mr. Tulipano remains continuously employed by us or Myriad until the applicable vesting date, 50% of his RSU award will vest on June 17, 2010 and the remaining 50% will vest on June 17, 2011, except that all outstanding awards will become fully vested upon an earlier change in control (including consummation of the Merger with Myriad). Upon termination of his employment for any reason, all of Mr. Tulipano’s then unvested awards will immediately terminate and be forfeited.

Under the Retention Plan, Mr. Tulipano is also eligible for a cash bonus award of $15,000. Mr. Tulipano’s right to the cash bonus award will vest upon consummation of the merger. If the merger agreement between with Myriad is terminated and Mr. Tulipano remains employed with our company for six months following such termination, then he will be entitled to receive the bonus at that time.

If we or Myriad terminate Mr. Tulipano’s employment without cause during the twelve-month period following consummation of the Merger, he will be entitled to receive on the date of termination a lump-sum cash payment equal to: (i) six months of his base salary; plus (ii) $5,000 to assist with medical coverage following the termination of employment; plus (iii) all amounts that were accrued or otherwise owed but unpaid as of his date of termination for base salary, prior-year bonus, and vacation; plus (iv) a pro-rata portion of his target bonus for the year in which his employment terminates.

David B. Bernstein

     Effective as of April 10, 2006, David Bernstein became our Secretary, General Counsel and Chief IP Counsel pursuant to a Term Sheet that provided for a three year term of employment at an initial annual base salary of $210,000, with an annual performance bonus of up to 30% of base salary in cash. Mr. Bernstein’s tenure as an officer of our company expired by its terms on April 10, 2009, as a result of which Mr. Bernstein received three months of base salary in the aggregate amount of approximately $59,100 payable in accordance with our normal pay practices, and three months of insurance benefits having an aggregate value of approximately $3,800.

Additional discussion of the amounts listed in the Summary Compensation Table and an explanation of the amount of salary and incentive bonus paid to our Named Executive Officers in 2009 in proportion to total compensation can be found in the Compensation Discussion and Analysis.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards held by our Named Executive Officers at December 31, 2009.

	Option Awards (1)					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
			Equity					Number	Payout
			Incentive			Number	Market	of	Value of
			Plan			of	Value of	Unearned	Unearned
			Awards:			Shares	Shares	Shares,	Shares,
	Number of	Number of	Number of			or Units	or Units	Units or	Units or
	Securities	Securities	Securities			of Stock	of Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Martin J. Driscoll	50,000	—	—	$3.45	6/13/16	—	—	—	—
	41,604	—	—	$4.98	1/3/17	—	—	—	—
	5,000	—	—	$3.53	1/9/18	—	—	—	—
	850,000	—	—	$2.86	3/3/18	—	—	—	—
	255,500	—	—	$1.07	1/23/19	—	—	—	—
	127,750	—	—	$1.15	3/16/19	—	—	—	—
	119,885	—	—	$1.26	5/1/19	—	—	—	—
	—	—	—	$—	—	49,601	$64,481	—	—
Daniel B. Carr, M.D.	916,570	—	—	$1.96	9/7/14	—	—	—	—
	12,500	—	—	$2.70	4/12/15	—	—	—	—
	125,000	—	—	$4.05	3/8/16	—	—	—	—
	95,000	—	—	$4.98	1/3/17	—	—	—	—
	140,000	—	—	$3.53	1/9/18	—	—	—	—
	25,000	—	25,000	$3.11	5/28/18	—	—	—	—
	95,900	—	—	$1.07	1/23/19	—	—	—	—
	47,950	—	—	$1.15	3/16/19	—	—	—	—
	119,885	—	—	$1.26	5/1/19	—	—	—	—
	—	—	—	$—	—	49,601	$64,481	—	—
Stephen J. Tulipano	150,000	—	—	$3.70	5/1/16	—	—	—	—
	45,000	—	—	$4.98	1/3/17	—	—	—	—
	60,000	—	—	$3.53	1/9/18	—	—	—	—
	89,400	—	—	$1.07	1/23/19	—	—	—	—
	44,700	—	—	$1.15	3/16/19	—	—	—	—
	75,000	—	—	$1.26	5/1/19	—	—	—	—
	—	—	—	$—	—	15,000	$19,500	—	—
	—	—	—	$—	—	10,000	$13,000	—	—
____________

(1)
All outstanding option awards vested in full upon the execution of the Merger Agreement with Myriad on December 18, 2009, with the exception of 25,000 performance-based stock option awards that were granted to Dr. Carr, which were cancelled on January 1, 2010.

Options Exercised and Stock Vested

None of our Named Executive Officers exercised any stock options during the 2009 fiscal year.

Option Repricings

We have not engaged in any option repricings or other modifications to any of our outstanding equity awards to our Named Executive Officers during the 2009 fiscal year, other than the accelerated vesting of outstanding option awards in full upon execution of the Merger Agreement with Myriad on December 18, 2009.

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

Payments upon Termination or Change-in-Control

The discussion below sets forth the potential termination or change-in-control payments that would be due to certain of our executive officers upon the occurrence of certain specified events. All information described below is presented as if a triggering event occurred on December 31, 2009.

Martin J. Driscoll

Death or Disability. Pursuant to his employment agreement, as amended, if Mr. Driscoll’s employment is terminated as a result of his death or disability, Mr. Driscoll or his estate, as applicable, would receive his base salary and any accrued but unpaid bonus (calculated at the target rate) and expense reimbursement amounts through the date on which his death or disability occurs. All stock options that are scheduled to vest by the end of the calendar year in which such termination occurs would be accelerated and become vested as of the date of his disability or death, and all stock options that have not vested (or been deemed to have vested) as of the date of his disability or death shall be deemed to have expired as of such date.

Cause. If Mr. Driscoll’s employment is terminated for cause, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. All stock options that have not vested as of the date of termination shall be deemed to have expired as of such date and any stock options that have vested as of the date of Mr. Driscoll’s termination for cause would remain exercisable for a period of 90 days following the date of such termination.

Change of Control. If Mr. Driscoll’s employment is terminated upon the occurrence of a change of control or within six (6) months thereafter, we would be obligated to: (i) continue to pay his base salary for a period of the greater of twelve (12) months following such termination or the remainder of the then-current employment term; (ii) pay 100% of his annual performance cash bonus for the year in which the termination occurs; (iii) pay expense reimbursement amounts through the date of termination; and (iv) continue to provide or make available to Mr. Driscoll certain employee benefits for a period of twelve (12) months from the date of termination. Also, all stock options that have not vested as of the date of such termination would be accelerated and deemed to have vested as of such termination date. Assuming that the change of control occurred on December 31, 2009, we would have paid to Mr. Driscoll $450,000 of base salary and $225,000 of accrued and unpaid bonus. In addition, all of Mr. Driscoll’s deferred stock units would have vested and become immediately distributed to him.

Without Cause or for Good Reason. If Mr. Driscoll’s employment is terminated without cause, or by Mr. Driscoll for good reason, then we would be obligated to: (i) continue to pay his base salary for a period of the greater of twelve (12) months following such termination or until March 2, 2010; (ii) pay 100% of his target performance cash bonus or other bonus he would have earned had he been employed for twelve (12) months from the date upon which such termination occurs; (iii) pay any expense reimbursement amounts owed through the date of termination; and (iv) continue to provide or make available to Mr. Driscoll certain employee benefits for a period of twelve (12) months from the date of termination. All stock options that have not vested as of the date of such termination would be accelerated and deemed to have vested as of such termination date and shall remain exercisable for a period as outlined in our omnibus stock option program. Assuming that the termination occurred on December 31, 2009, we would have paid to Mr. Driscoll $450,000 of base salary and $225,000 of accrued and unpaid bonus. In addition, all of Mr. Driscoll’s deferred stock units would have vested and become immediately distributed to him.

Employee Covenants. In his employment agreement, Mr. Driscoll agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment.

Mr. Driscoll also agreed, during the term of the agreement and for a period of nine (9) months thereafter, to not in any manner enter into or engage in any business that is directly competitive with our business anywhere in the world, with limited exceptions. This non-competition covenant is not applicable if Mr. Driscoll is terminated by us without cause, if he terminates the agreement for good reason, or if he is terminated at the time of or within six (6) months after a change of control.

Moreover, Mr. Driscoll agreed, during the term of the agreement and for a period of twelve (12) months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or hire for any purpose any employee of us or any affiliate or any employee who has voluntarily left such employment within one year of the termination of such employee’s employment with us or any such affiliate or at any time in violation of such employee’s non-competition agreement with us or any such affiliate; (ii) solicit or accept employment or be retained by any person who, at any time during the term of the agreement, was an agent, client or customer of us or any of our affiliates where his position will be related to our business or the business of any such affiliate; or (iii) solicit or accept the business of any agent, client or customer of us or any of our affiliates with respect to products or services that compete directly with the products or services provided or supplied by us or any of our affiliates. This non-competition covenant is not applicable if Mr. Driscoll is terminated by us without cause, if he terminates the agreement for good reason, or if he is terminated at the time of or within six (6) months after a change of control.

Daniel B. Carr, M.D.

Death or Disability. Pursuant to his employment agreement, as amended, if Dr. Carr’s employment is terminated as a result of his death or disability, Dr. Carr or Dr. Carr’s estate, as applicable, would receive his base salary and any accrued but unpaid bonus and expense reimbursement amounts through the date on which his death or disability occurs. All stock options that are scheduled to vest by the end of the calendar year in which such termination occurs would be accelerated and become vested as of the date of his disability or death, and all stock options that have not vested (or been deemed to have vested) as of the date of his disability or death shall be deemed to have expired as of such date.

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

Change of Control. If Dr. Carr’s employment is terminated upon the occurrence of a change of control or within six (6) months thereafter, we would be obligated to: (i) continue to pay his salary for a period of six (6) months following such termination; (ii) pay any accrued and unpaid bonus; and (iii) pay expense reimbursement amounts through the date of termination. Also, all stock options that have not vested as of the date of such termination would be accelerated and deemed to have vested as of such termination date. Assuming that the change of control occurred on December 31, 2009, we would have paid to Dr. Carr $225,000 of base salary and $25,000 of accrued and unpaid bonus. In addition, all of Dr. Carr’s deferred stock units would have vested and become immediately distributed to him.

Without Cause or for Good Reason. If Dr. Carr’s employment is terminated without cause, or by Dr. Carr for good reason, then we would be obligated to: (i) continue to pay his base salary for a period of twelve (12) months from the date of such termination; (ii) pay the bonus he would have earned had he been employed for six (6) months from the date on which such termination occurs; and (iii) pay any expense reimbursement amounts owed through the date of termination. All stock options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All stock options that have not vested (or deemed to have vested) shall be deemed expired, null and void. Any stock options that have vested as of the date of Dr. Carr’s termination shall remain exercisable for a period as outlined in our omnibus stock option program. Assuming that the termination occurred on December 31, 2009, we would have paid to Dr. Carr $450,000 of base salary and $112,500 of accrued and unpaid bonus. In addition, all of Dr. Carr’s deferred stock units would have vested and become immediately distributed to him.

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

Dr. Carr also agreed, during the term of the agreement and for a period of nine (9) months thereafter, to not in any manner enter into or engage in any business that is directly competitive with our business anywhere in the world, with limited exceptions. This non-competition covenant is not applicable if Dr. Carr is terminated by us without cause, if he terminates the agreement for good reason, or if he is terminated at the time of or within six (6) months after a change of control.

Moreover, Dr. Carr agreed, during the term of the agreement and for a period of twelve (12) months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or hire for any purpose any employee of us or any affiliate or any employee who has left such employment within one year of the termination of such employee’s employment with us or any such affiliate or at any time in violation of such employee’s non-competition agreement with us or any such affiliate; (ii) solicit or accept employment or be retained by any person who, at any time during the term of the agreement, was an agent, client or customer of us or any of our affiliates where his position will be related to our business or the business of any such affiliate; or (iii) solicit or accept the business of any agent, client or customer of us or any of our affiliates with respect to products or services that compete directly with the products or services provided or supplied by us or any of our affiliates. This non-competition covenant is not applicable if Dr. Carr is terminated by us without cause, if he terminates the agreement for good reason, or if he is terminated at the time of or within six (6) months after a change of control.

Amended and Restated 2005 Omnibus Stock Incentive Plan

Corporate Transactions. Pursuant to the 2005 Plan, in the event the Board or the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company, all options shall become vested and exercisable immediately prior to the consummation of such liquidation or dissolution. In the event the Company enters into a definitive agreement for the sale of all or substantially all of the Company's assets or a merger, consolidation or similar transaction in which the Company will not be the surviving entity or will survive as a wholly-owned subsidiary of another entity (each, a "Corporate Transaction"), each option outstanding but not vested will immediately become vested and exercisable upon the Company entering into such definitive agreement. The degree, if any, to which an Award of RSUs or DSUs shall vest upon a Corporate Transaction shall be specified in the Award Agreement.

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

Director Compensation

The following table provides summary compensation information for each non-employee director for the fiscal year ending December 31, 2009:

					Change
					in pension
					value and
	Fees				nonqualified
	earned or			Non-equity	deferred
	paid in	Stock		incentive plan	compensation	All other
	cash	Awards	Option Awards	compensation	earnings	Compensation	Total
Name	($)	($)	($) (2)	($)	($)	($)	($)
Douglas G. Watson(1)	$14,700	—	$42,960	—	—	—	$57,660
Jackie M. Clegg	$14,700	—	$29,040	—	—	—	$43,740
Georg Nebgen	$3,500	—	$22,080	—	—	—	$25,580
Neil W. Flanzraich	$10,600	—	$22,080	—	—	—	$32,680
Peter D. Kiernan, III	$5,500	—	$22,080	—	—	—	$27,580
_____________

(1)
As of December 31, 2009, each director had the following number of options outstanding: Mr. Watson — 354,565; Ms. Clegg — 237,921; Mr. Nebgen — 100,644; Mr. Flanzraich — 160,604; and Mr. Kiernan – 74,000.

(2)
Reflects the dollar amount of the aggregate grant date fair value of the option awards granted to the directors in 2009, in accordance with FASB ASC Topic 718 (formerly SFAS 123(R)). The assumptions used to calculate the stock option awards value may be found in footnote 13, Part II, Item 8 of this Annual Report.

Martin J. Driscoll, our Chief Executive Officer, and Dr. Daniel B. Carr, our President and Chief Medical Officer, are not included in the Director Compensation Table because each is a Named Executive Officer, and thus any compensation paid to them for 2009 is set forth in the Summary Compensation Table above. Fred H. Mermelstein, Ph.D., who serves as a member of our Board of Directors, received a salary in the aggregate amount of $125,000 as compensation for his services as Executive Director of our company during 2009. Dr. Mermelstein did not receive any additional compensation for his service as a member of our Board of Directors. As of December 31, 2009, Dr. Mermelstein had 1,003,052 options outstanding.

Compensation Policy through April 30, 2009

Effective through April 30, 2009, our policy was to compensate the non-employee members of our Board of Directors for serving as a Board member up to $2,500 per meeting for each meeting attended in person ($1,000 for each meeting attended telephonically) and through the grant of stock options on an annual basis. We also compensated non-employee directors for serving as committee members up to $1,250 for each committee meeting attended in person and $500 for each committee meeting attended telephonically.

Effective from March 2006 until April 30, 2009, our option policy was an Initial Option Award of options to purchase up to 50,000 shares of Common Stock to each non-employee director upon becoming a director vesting after one year. We also granted to our non-employee directors in the first quarter of the 2006 fiscal year a Basic Option Award of options to purchase up to 75,000 shares of Common Stock, which options vest one-third a year beginning one year after the grant date, and which cover service during the 2005-2007 fiscal years. Any non-employee director who was appointed following the grant of the Basic Option Award was eligible for a pro-rated option award in the first quarter of the fiscal year following such non-employee director’s appointment.

During this period, we also granted to our Chairman of the Board of Directors on an annual basis options to purchase up to 20,000 shares of Common Stock, to each committee member on an annual basis options to purchase up to 5,000 shares of Common Stock, to the chair of the Audit Committee on an annual basis options to purchase up to an additional 10,000 shares of Common Stock, and to the chair of the Compensation Committee and the Corporate Governance and Nominating Committee on an annual basis options to purchase up to an additional 5,000 shares of Common Stock. However, the Board decided to reduce these annual grants by 20% in 2009. The options vest one year following the grant date, and have a term of ten years. The exercise price for all options granted to our directors is the fair market value on the grant date

Compensation Policy beginning May 1, 2009

Effective May 1, 2009, the Board considered the Company’s cash position and decided to reduce its compensation by 20%, and as a result we compensated the non-employee members of our Board of Directors for serving as a Board member up to $2,000 per meeting for each Board meeting attended in person ($800 for each meeting attended telephonically) and up to $1,000 per meeting for each committee meeting attended in person ($400 for each meeting attended telephonically). We also granted to each non-employee director options to purchase up to 24,000 shares of Common Stock for all Board services rendered during 2009. These options have a term of ten years, an exercise price equal to the fair market value on the grant date, and were to vest on December 31, 2009. Furthermore, on June 23, 2009 we granted to Mr. Watson options to purchase 16,000 shares of Common Stock for his 2008 service as Chairman of the Board, and options to purchase 8,000 shares of Common Stock for his 2008 service as Chair of the Compensation Committee. We also granted to Ms. Clegg options to purchase 8,000 shares of Common Stock for her 2008 service as Chair of the Audit Committee. The options that were granted to our directors in 2009 vested in full upon the execution of the Merger Agreement with Myriad.

General

If a non-employee director shall depart from the Board of directors as a result of death or disability, all unvested options shall be accelerated to vest fully on the departure date, and be exercisable for a period of eighteen (18) months from the date of departure from the Board of Directors.

If a non-employee director shall depart from the Board of Directors voluntarily, options granted in the Initial Option Award shall be accelerated to be fully vested (if they are not already fully vested), all options granted for committee service shall be accelerated to be fully vested on a prorated basis for years actually served, and the vested options shall be exercisable for a period of eighteen (18) months from the date of resignation from the Board.

If a non-employee Director shall depart from the Board of Directors for cause, there shall be no acceleration of unvested options, and all unvested options shall terminate immediately upon the departure date. Vested options shall be exercisable for twelve (12) months.

Under the 2005 Plan, unvested outstanding options to purchase shares of common stock granted under the 2005 Plan to non-employee directors vested upon the execution of the definitive merger agreement with Myriad.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2009 were Mr. Watson and Ms. Clegg. During fiscal 2009:

●	none of the members of the Compensation Committee was an officer (or former officer) or employee of our company or any of its subsidiaries;

●	none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which we were a participant and the amount involved exceeded $120,000;

●
none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our Compensation Committee;

●	none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and

●
none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served as a director on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the close of business on March 4, 2010 for: (i) each person known by us to beneficially own more than 5% of our voting securities; (ii) each executive officer named in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our current executive officers and directors as a group.

Name and address	Shares beneficially owned(1)
Of beneficial owner(2)	Number	Percent
Wexford Capital LLC(3) 411 West Putnam Avenue, Suite 125 Greenwich, CT 06930	5,904,758	9.17%
Millennium Management LLC(4) 666 Fifth Avenue New York, New York 10103	4,460,350	6.93%
Wellington Management Company, LLP(5) 75 State Street Boston, MA 02109	3,548,900	5.51%
NGN Capital, LLC(6) 369 Lexington Avenue, 17th Floor New York, NY 10017	3,266,666	5.07%
Martin J. Driscoll(7)	1,664,111	2.59%
Daniel B. Carr(8)	1,733,099	2.69%
Fred H. Mermelstein(9)	1,577,868	2.45%
Stephen J. Tulipano(10)	489,100	*
Douglas G. Watson(11)	374,565	*
Jackie M. Clegg(12)	237,921	*
Neil W. Flanzraich(13)	1,136,604	1.77%
Peter D. Kiernan, III (14)	2,485,848	3.86%
Georg Nebgen(15)	3,367,310	5.23%
All officers and directors as a group(16)	13,066,426	20.30%

______________

*	Beneficial ownership of less than 1% is omitted.

(1)
The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the Record Date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is c/o Javelin Pharmaceuticals, Inc., 125 CambridgePark Drive, Cambridge, MA 02140.

(3)
Includes (i) 3,045,043 shares owned of record by Wexford Spectrum Investors LLC and 111,111 shares obtainable upon exercise of Presently Exercisable Warrants and (ii) 2,637,493 shares owned of record by Theta Investors LLC and 111,111 shares obtainable upon exercise of Presently Exercisable Warrants, as reported on Schedule 13G/A filed on February 9, 2009. Wexford Capital LLC is the manager or investment manager to Theta Investors LLC and Wexford Spectrum Investors LLC and by reason of its status as such may be deemed to own beneficially the interest in the shares of common stock of which such entities possess beneficial ownership. Each of Charles E. Davidson and Joseph M. Jacobs may, by reason of his status as a controlling person of Wexford Capital LLC, be deemed to own beneficially the interests in the shares of common stock of which Wexford Spectrum Investors and Theta Investors possess beneficial ownership.

(4)
As reported on Schedule 13D filed on March 3, 2010, Millennium Management LLC is the manager of Millenco and the general partner of Integrated Core Strategies. Millenco owns 4,002,500 shares and Integrated Core Strategies owns 457,850 shares. Mr. Israel Englander is the managing member of Millennium Management and may be deemed to have shared voting control and investment discretion over securities owned by Millenco and Integrated Core Strategies.

(5)	As reported on Schedule 13G filed on February 12, 2010, Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 3,548,900 shares,

(6)
Includes (i) 1,895,973 shares owned of record by NGN Biomed Opportunity I, L.P. and 1,370,693 shares owned of record by NGN Biomed Opportunity I GmbH & Co. Beteiligungs KG. In their Schedule 13D/A filed on February 14, 2008, each of these persons expressly disclaimed membership in a “group” or beneficial ownership of any shares of common stock except for shares held of record.

(7)	Includes 1,449,739 shares obtainable upon exercise of Presently Exercisable options.

(8)	Includes 1,577,805 shares obtainable upon exercise of Presently Exercisable options.

(9)	Includes 1,003,052 shares obtainable upon exercise of Presently Exercisable options.

(10)	Includes 464,100 shares obtainable upon exercise of Presently Exercisable options.

(11)	Includes 354,565 shares obtainable upon exercise of Presently Exercisable options.

(12)	Includes 237,921 shares obtainable upon exercise of Presently Exercisable options.

(13)	Includes 136,604 shares obtainable upon exercise of Presently Exercisable options.

(14)
Includes 2,411,848 shares owned by Kiernan Ventures LLC (“Ventures”), a limited liability company managed solely by Mr. Kiernan and owned by Mr. Kiernan and his wife, and 74,000 shares obtainable upon exercise of Presently Exercisable options. Excludes approximately 1,154,128 shares (the “Sonostar Shares”) beneficially owned by Sonostar Capital Partners LLC (“Sonostar”), a private equity fund managed solely by Mr. Kiernan’s brother, Mr. Gregory F. Kiernan, who has sole voting and dispositive power with respect to the Sonostar Shares. Ventures owns approximately 14.9% of the membership interests in Sonostar. 171,965 of the Sonostar Shares, representing the number of shares attributable to Ventures’ percentage interest in Sonostar, were placed in a segregated account in the name of Ventures after Peter Kiernan was appointed to the Board of Directors of Javelin. For the duration of Peter Kiernan’s serving as a director of Javelin: (i) no Sonostar Shares held in the segregated account shall be sold, pledged, hypothecated or otherwise disposed of by Sonostar; and (ii) no future purchase or sales of our securities shall be allocated to Ventures or taken from the segregated account. Neither Peter Kiernan nor Ventures has voting or dispositive power with respect to the Sonostar Shares, including, without limitation, the Sonostar Shares held in the segregated account.

(15)
Includes: (i) 1,895,973 shares owned of record by NGN Biomed Opportunity I, L.P. and (ii) 1,370,693 shares owned of record by NGN Biomed Opportunity I GmbH & Co. Beteiligungs KG. The aggregate number also includes 100,644 shares obtainable upon exercise of Presently Exercisable options, as reported on a Schedule 13D/A filed on February 14, 2008. Dr. Nebgen is a managing member of NGN Capital LLC (“NGN Capital”), which is the sole general partner of NGN Biomed I, L.P. (“NGN GP”) and the managing limited partner of NGN Biomed Opportunity I GmbH & Co. Beteiliguns KG (“NGN Biomed I GMBH”). NGN GP is the sole general partner of NGN Biomed Opportunity I, L.P. Under the operating agreement for NGN Capital, Dr. Nebgen is deemed to hold the reported securities for the benefit of NGN Capital. NGN Capital may, therefore, be deemed the indirect beneficial owner of the securities, and Dr. Nebgen may be deemed the indirect beneficial owner through his indirect interest in NGN Capital. Dr. Nebgen disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein, if any.

(16)	Includes all shares of the persons denoted in footnotes (7) through (15).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions

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

Approval for Related Party Transactions

Although we have not adopted a formal policy relating to the approval of proposed transactions that we may enter into with any of our executive officers, directors and principal stockholders, including their immediate family members and affiliates, our Corporate Governance and Nominating Committee, all of the members of which are independent, reviews the terms of any and all such proposed material related party transactions. The results of this review are then communicated to the entire Board of Directors, which has the ultimate authority as to whether or not we enter into such transactions. We will not enter into any material related party transaction without the prior consent of our Nominating and Corporate Governance Committee and our Board of Directors. In approving or rejecting the proposed related party transaction, our Corporate Governance and Nominating Committee and our Board of Directors shall consider the facts and circumstances available and deemed relevant to them, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. We shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Corporate Governance and Nominating Committee and our Board of Directors determine in the good faith exercise of their discretion.

Independence of the Board of Directors

Our Board of Directors is currently composed of eight members. Messrs. Watson, Flanzraich, Nebgen and Kiernan, and Ms. Clegg, qualify as independent directors in accordance with the published listing requirements of the NYSE Amex (formerly the American Stock Exchange). The NYSE Amex independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE Amex rules, our Board of Directors has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

McGladrey & Pullen, LLP (“McGladrey”) served as our independent registered public accounting firm for the year ended December 31, 2009. For each of the two fiscal years ended December 31, 2009, the total fees billed to us by McGladrey and PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm until October 6, 2006, for services they rendered to us were as set forth below. A portion of the audit fees for 2009 and 2008 were paid in 2010 and 2009, respectively.

Audit Fees. The aggregate fees billed for professional services rendered in connection with: (i) the audit of our annual financial statements; (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30; (iii) consents and comfort letters issued in connection with equity offerings; and (iv) services provided in connection with statutory and regulatory filings or engagements were $257,526 for the fiscal year ended December 31, 2009 (of which $248,526 was billed by McGladrey and $9,000 was billed by PwC), and $343,843 for the fiscal year ended December 31, 2008 (of which $315,843 was billed by McGladrey and $28,000 was billed by PwC).

 Audit-Related Fees. We did not incur any audit-related fees for the fiscal years ended December 31, 2009 and December 31, 2008.

Tax Fees. We did not incur any tax fees for the fiscal year ended December 31, 2009. Tax fees in the amount of $2,900 were billed to us by McGladrey for services rendered to us related to our UK tax compliance related to the fiscal year ended December 31, 2008.

 All Other Fees. We did not incur any other fees for the fiscal years ended December 31, 2009 and December 31, 2008.

Pre-Approval Policies and Procedures

Rules adopted by the SEC in order to implement the requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. The Audit Committee has pre-approved the provision of audit and non-audit services by each independent registered public accounting firm for 2009 in accordance with its pre-approval policy. The pre-approval policy requires management to submit annually for approval to the Audit Committee a plan describing the scope of work and anticipated cost associated with each category of service. At each regular Audit Committee meeting, management reports on services performed by our independent registered public accounting firm and the fees paid or accrued through the end of the quarter preceding the meeting are discussed with management and representatives of our independent registered public accounting firm.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March 2010.

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

Signature	Title	Date

/s/ Martin J. Driscoll Martin J. Driscoll	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2010

/s/ Stephen J. Tulipano Stephen J. Tulipano	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2010

/s/ Daniel B. Carr Daniel B. Carr	President, Chief Medical Officer, Vice Chairman of the Board and a Director	March 8, 2010

/s/ Douglas G. Watson Douglas G. Watson	Chairman of the Board and a Director	March 8, 2010

/s/ Fred H. Mermelstein Fred H. Mermelstein	Director	March 8, 2010

/s/ Jackie M. Clegg Jackie M. Clegg	Director	March 8, 2010

/s/ Neil W. Flanzraich Neil W. Flanzraich	Director	March 8, 2010

/s/ Georg Nebgen Georg Nebgen	Director	March 8, 2010

/s/ Peter D. Kiernan, III Peter D. Kiernan, III	Director	March 8, 2010

EXHIBIT INDEX

Exhibit
No.	Description
1.1
Placement Agency Agreement, dated October 30, 2009, by and between the Company and Ladenburg Thalmann & Co. Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed on October 30, 2009, and incorporated herein by reference).

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

2.3
Agreement and Plan of Merger, dated as of December 18, 2009, by and among Myriad Pharmaceuticals, Inc., MPI Merger Sub, Inc., the Company and the Stockholder Representative (filed as Exhibit 2.1 to our Current Report on Form 8-K filed December 18, 2009, and incorporated herein by reference).

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 9, 2005 (the “September 2005 Form 8-K”), and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed July 25, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed August 1, 2007, and incorporated herein by reference).

3.4	First Amendment to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to our Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference).

3.5	Certificate of Merger between the Company and Intrac Inc. (filed as Exhibit 3.3 to the September 2005 Form 8-K, and incorporated herein by reference).

4.1+#	Amended and Restated 2005 Omnibus Stock Incentive Plan (filed as Exhibit 4.1 to the 2005 Form 8-K, and incorporated herein by reference).

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

4.7	Common Stock Purchase Warrant, dated September 7, 2005, issued to Two River Group Holding, LLC (filed as Exhibit 4.8 to the 2005 Form 10-K, and incorporated herein by reference).

4.8#	2007 Employee Stock Purchase Plan (filed as Appendix A to the Proxy Statement on Schedule 14A filed on May 31, 2007, and incorporated herein by reference).

10.1.1	Form of Subscription Agreement for the December 2004 IDDS Placement (filed as Exhibit 10.2 to the December 10 Form 8-K, and incorporated herein by reference).

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

10.5.1#
Employment Agreement, dated as of July 7, 2007, between the Company and Daniel B. Carr, M.D. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, and incorporated herein by reference).

10.5.2#	Amendment to Employment Agreement between the Company and Daniel B. Carr, M.D. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2008, and incorporated herein by reference).

10.5.3#
Amendment to Employment Agreement, dated May 1, 2009, between the Company and Daniel B. Carr, M.D. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, and incorporated herein by reference).

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

10.8*
Development and Toll Manufacturing Agreement, dated as of April 25, 2007, between the Company and Baxter Healthcare Corporation (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, and incorporated herein by reference).

10.9.1#
Employment Agreement, effective as of March 3, 2008, between the Company and Martin J. Driscoll (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2008, and incorporated herein by reference).

10.9.2#
Amendment to Employment Agreement, dated May 1, 2009, between the Company and Martin J. Driscoll (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, and incorporated herein by reference).

10.10#	Form of Deferred Stock Unit Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, and incorporated herein by reference).

10.11#	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, and incorporated herein by reference).

10.12*
License and Commercialization Agreement dated January 15, 2009 between the Company and Therabel Pharma N.V. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009, and incorporated herein by reference).

10.13	Form of Subscription Agreement, dated October 30, 2009 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009, and incorporated herein by reference).

10.14
Indemnification Agreement, dated December 18, 2009, between the Company and Fred Mermelstein (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 18, 2009, and incorporated herein by reference).

10.15
Loan and Security Agreement, dated December 18, 2009, by and among by and among Myriad Pharmaceuticals, Inc, the Company and Innovative Drug Delivery Systems, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on December 18, 2009, and incorporated herein by reference).

10.16+	Lease Agreement, between the Company and CambridgePark 125 Realty Corporation.

10.17+	First Amendment to Lease, between the Company and CambridgePark 125 Realty Corporation.

10.18+	Second Amendment to Lease, between the Company and W2007 CPD Realty, L.L.C. (as successor in interest to CambridgePark 125 Realty Corporation).

10.19+	Form of D&O Indemnification Agreement.

21+	List of Subsidiaries.

23.1+	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm.

23.2+	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24+	Power of Attorney (on signature page).

31.1+	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.
+	Filed herewith
++	Furnished herewith.