Form 10-Q
period 2010-03-31
JAVELIN PHARMACEUTICALS, INC
filed 2010-05-10
CIK 50710

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At May 5, 2010, 64,781,270 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX

Page

PART I — FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3
Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009 and the cumulative period from February 23, 1998 (inception) to March 31, 2010	4
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2010	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009 and the cumulative period from February 23, 1998 (inception) to March 31, 2010	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ITEM 4. CONTROLS AND PROCEDURES	23 23
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	23
ITEM 6. EXHIBITS	23
SIGNATURES	24
EXHIBITS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,069,084	$767,484
Prepaid expenses and other current assets	553,778	601,708
Total current assets	1,622,862	1,369,192
Fixed assets, at cost, net of accumulated depreciation	474,472	551,330
Intangible assets, net of accumulated amortization	2,744,984	2,892,037
Other assets	133,570	143,149
Total assets	4,975,888	4,955,708
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	6,173,847	6,384,533
Loans payable, including accrued interest	6,295,177	—
Deferred revenue, current	1,204,301	1,204,301
Deferred lease liability	356,364	391,475
Total current liabilities	14,029,689	7,980,309
Deferred revenue, noncurrent	4,415,771	4,716,846
Total liabilities	18,445,460	12,697,155
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2010 and December 31, 2009, none of which are outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2010 and December 31, 2009; 64,391,295 and 63,879,541 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	64,390	63,879
Additional paid-in capital	184,309,422	183,697,912
Other comprehensive income	7,697	6,935
Deficit accumulated during the development stage	(197,851,081)	(191,510,173)
Total stockholders’ equity (deficit)	(13,469,572)	(7,741,447)
Total liabilities and stockholders’ equity (deficit)	$4,975,888	$4,955,708

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)
			Cumulative from
			February 23, 1998
	For the three months ended		(inception) to
	March 31,		March 31,
	2010	2009	2010
Revenues:
Partner revenue	$301,075	$1,898,808	$3,933,000
Product revenue	—	188,172	1,289,785
Government grants and contracts	—	—	5,804,824
Total revenues	301,075	2,086,980	11,027,609
Costs and expenses:
Costs of revenue	75,516	1,912,624	3,903,801
Research and development	3,897,247	11,846,071	131,453,425
Selling, general and administrative	2,504,144	3,046,303	76,513,620 (1)
Depreciation and amortization	76,858	83,872	968,672
Total costs and expenses	6,553,765	16,888,870	212,839,518
Operating loss	(6,252,690)	(14,801,890)	(201,811,909)
Other income (expense):
Interest income	37	29,534	5,090,326
Interest expense	(91,127)	—	(1,035,784)
Other income (expense)	2,872	10,513	(65,462)
Total other income (expense)	(88,218)	40,047	3,989,080
Loss before income tax provision	(6,340,908)	(14,761,843)	(197,822,829)
Income tax provision	—	—	28,252
Net loss	(6,340,908)	(14,761,843)	(197,851,081)
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	(3,559,305)
Net loss attributable to common stockholders	$(6,340,908)	$(14,761,843)	$(201,410,386)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.24)
Weighted average shares	64,102,779	60,422,317

(1)	Includes related party transactions of $1,075,182 cumulative from February 23, 1998 (inception) through December 31, 2002.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2010
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	Capital	(Loss)	Stage	(Deficit)
Balance at December 31, 2009	63,879,541	$63,879	$183,697,912	$6,935	$(191,510,173)	$(7,741,447)
Net loss for the period ending March 31, 2010					(6,340,908)	(6,340,908)
Cumulative translation adjustment				762		762
Total comprehensive income (loss)						(6,340,146)
Share based compensation expense			140,739			140,739
Shares issued for stock options exercised and RSUs distributed	511,754	511	470,771			471,282
Balance at March 31, 2010	64,391,295	$64,390	$184,309,422	$7,697	$(197,851,081)	$(13,469,572)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Javelin Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
C ondensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		Cumulative from February 23, 1998 (Inception) to
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(6,340,908)	$(14,761,843)	$(197,851,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,858	83,872	968,672
Amortization of intangible asset	147,053	147,053	1,055,016
Stock based compensation expense	140,739	705,238	15,125,601
Impairment of long-term marketable securities	—	—	213,090
Realized loss (gain) on sale of marketable securities	—	—	352,082
Amortization of premium/discount on marketable securities	—	—	(44,862)
Amortization of deferred financing costs	—	—	252,317
Amortization of original issue discount	—	—	101,564
Amortization of unearned compensation	—	—	345,672
Non-cash expense for fixed asset writedown	—	—	210,000
Non-cash expense of issuance of Common Stock in connection with acquisition of a license	—	—	18,600,000
Non-cash expense recognized with issuance of Common Stock for license milestone	—	—	100,000
Non-cash expense recognized with issuance of Common Stock for liquidation damages	—	—	373,299
Amortization of discount on debenture	—	—	314,795
Warrants issued in consideration for services rendered	—	—	3,018,898
Non-cash expense contributed by affiliate	—	—	1,075,182
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	—	(1,444,339)	—
(Increase) decrease in inventory	—	1,079,983	—
(Increase) decrease in prepaid expenses, other current assets and other assets	57,509	(703,588)	(556,585)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(209,924)	3,797,620	6,183,212
Increase (decrease) in deferred revenue	(301,075)	6,824,373	5,620,072
Increase (decrease) in deferred lease liability	(35,111)	(27,157)	356,364
Increase in accrued interest on loan	91,127	—	91,127
Increase in due to Licensor	—	—	500,000
Net cash used in operating activities	(6,373,732)	(4,298,788)	(143,595,565)
Cash flows from investing activities:
Purchases of marketable securities	—	—	(82,752,017)
Sales and redemptions of marketable securities	—	—	82,231,708
Capital expenditures	—	—	(1,764,115)
Acquisition of intangible assets	—	—	(3,800,000)
Net cash used in investing activities	—	—	(6,084,424)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	—	752,213
Proceeds from shares issued under ESPP	—	—	52,657
Proceeds from exercise of options	471,282	—	2,379,401
Proceeds from sale of Common Stock	—	—	126,873,284
Proceeds from sale of Preferred Stock	—	—	25,451,201
Costs associated with sale of Common Stock	—	—	(9,545,629)
Costs associated with sale of Preferred Stock	—	—	(1,764,385)
Proceeds from notes payable	6,204,050	—	8,219,050
Proceeds from issuance of debenture	—	—	1,000,000
Repayment of debenture	—	—	(1,000,000)
Costs associated with notes payable	—	—	(153,719)
Repayment of notes payable	—	—	(1,515,000)
Net cash provided by financing activities	6,675,332	—	150,749,073
Net increase (decrease) in cash and cash equivalents	301,600	(4,298,788)	1,069,084
Cash and cash equivalents at beginning of period	767,484	20,057,937	—
Cash and cash equivalents at end of period	$1,069,084	$15,759,149	$1,069,084
Supplemental disclosures:
Cash paid for interest	$—	$—	$271,633
Supplemental disclosure of non-cash investing and financing activities:
Non-cash issuance of Common Stock	$—	$—	$500,000
Non-cash addition of intangible assets	$—	$—	$2,000,000
Options and warrants issued for services and financings	$—	$—	$1,222,574
Conversion of merger note and accrued interest to Series C stock	$—	$—	$519,795
Recapitalization in connection with merger with Intrac	$—	$—	$1,153

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JAVELIN PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Javelin Pharmaceuticals, Inc., along with its wholly owned subsidiaries, Javelin Pharmaceuticals GmbH and Innovative Drug Delivery Systems, Inc. (collectively, “we,” “us,” the “Company” or “Javelin”), is a development stage enterprise engaged in the research, development and commercialization of innovative treatments for the relief of moderate to severe pain. We conduct operations in a single segment. Substantially all of our operations are within the United States of America (“U.S.”), but we have established a branch office in Germany. We are a specialty pharmaceutical company that applies proprietary technologies to develop new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the acute care pain management market. Our product and our product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of pain compared to other currently available treatments.

We have three late stage product candidates in clinical development in the U.S.: DylojectTM (diclofenac sodium injectable), EreskaTM (intranasal ketamine, formerly referred to as PMI-150) and RylomineTM (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the United Kingdom ("U.K.") for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007. Product revenues related to Dyloject began in the first quarter of 2008, which continued through February 6, 2009, at which point we completed a transaction with Therabel Pharma N.V. (“Therabel”) under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K., along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S.

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

Merger with Hospira, Inc.

On April 17, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hospira, Inc., a Delaware corporation (“Hospira”), and Discuss Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Hospira (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of our common stock, par value $0.001 per share (“Javelin Common Stock”), and the Merger Sub will merge with and into Javelin with Javelin continuing as the surviving corporation and a wholly-owned subsidiary of Hospira (the “Merger”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, Hospira will cause Merger Sub to commence the Offer to acquire all of the issued and outstanding shares of Javelin Common Stock, for consideration per share (the “Offer Price”) equal to a payment promptly after the acceptance of the shares in the Offer of $2.20 per share, net to the selling stockholders in cash.

The Merger Agreement provides that Merger Sub will commence the Offer within five business days after the date of the Merger Agreement, and that the Offer will remain open for at least 20 business days. The Offer commenced on April 21, 2010. Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Javelin (the “Merger”) and Javelin will become a wholly-owned subsidiary of Hospira. At the effective time of the Merger, each issued and outstanding share of Javelin Common Stock (the “Shares”) (other than the Shares owned by Javelin, Hospira or any wholly owned subsidiary of Javelin or Hospira, and the Shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive the Offer Price.

The Merger Agreement includes customary representations, warranties and covenants of Javelin, Hospira and Merger Sub. Javelin has agreed to operate its business in the ordinary course until the effective time of the Merger, subject to certain agreed upon limitations, and has agreed to certain “non-solicitation” provisions that prohibit Javelin from soliciting proposals relating to alternative business combination transactions and, subject to certain exceptions, entering into discussions or negotiations concerning proposals for alternative transactions prior to the effective time of the Merger.

The Merger Agreement also includes certain termination rights for Javelin and Hospira and provides that, upon termination of the Merger Agreement under specified circumstances, one party will be required to reimburse the other party’s reasonable expenses up to $2.5 million, and/or in the case of Javelin, to pay Hospira a termination fee of $2.9 million.

Hospira’s obligation to accept for payment and pay for the Shares tendered in the Offer is subject to certain conditions, including, among other things, that at least a majority of the outstanding Shares on a fully diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn.

Working Capital Facility

In connection with the Merger Agreement, on April 17, 2010, Javelin entered into a loan and security agreement (the “Loan and Security Agreement”) with Hospira for approximately $17.2 million in a working capital facility (the “Working Capital Facility”). The Working Capital Facility may be drawn by Javelin or IDDS for general corporate purposes, up to $2.0 million per month, subject to an aggregate cap of $4.0 million, until July 2, 2010. Additionally, under the Loan and Security Agreement, Javelin may use a maximum of (a) approximately $8.3 million of the Working Capital Facility to repay the principal and interest owed to Myriad Pharmaceuticals, Inc. (“MPI”) under the loan and security agreement among MPI, Javelin and IDDS dated December 18, 2009 (the “MPI Loan Agreement”), (b) $4.4 million to make the termination payments owed to MPI under the Agreement and Plan of Merger, dated as of December 18, 2009, by and among MPI, MPI Merger Sub, a wholly-owned subsidiary of MPI, and Javelin (the “MPI Merger Agreement”), and (c) up to $500,000 may be used for commercial initiatives and activities related to Dyloject as set forth in the Loan and Security Agreement. Borrowings under the Working Capital Facility bear interest at a rate equal to 10%, and the interest and aggregate amount of any outstanding loans will be due and payable on the first to occur of (x) the closing date of the Merger, (y) within two business days or ninety days following the termination of the Merger Agreement, depending on the circumstances of such termination, or (z) an acceleration for any event of default, including without limitation, if an insolvency proceeding has been instituted. If the Merger Agreement is terminated and Hospira would be required to pay stipulated expenses under the Merger Agreement, then such amounts may be offset by any amounts outstanding under the Working Capital Facility. The obligations under the Working Capital Facility are secured by all assets of Javelin and IDDS. On April 19, 2010, we drew down approximately $12.7 million from this working capital facility, and used the proceeds to repay the MPI loan facility and termination payments to MPI under the MPI Merger Agreement. Additionally, we drew down $2.0 million on May 10, 2010 for use in operations.

The Working Capital Facility contains certain covenants, including compliance with the Merger Agreement, limiting use of proceeds for working capital purposes and limitations on incurrence of liens and transfer of collateral, except as permitted by the Merger Agreement. Hospira may accelerate Javelin’s obligations under the Working Capital Facility for any event of default, including default in performance of the Merger Agreement (beyond all notice and cure periods thereunder) and if a voluntary or involuntary insolvency proceeding has been instituted against Javelin or IDDS.

Termination of the Merger Agreement with Myriad Pharmaceuticals, Inc.

Prior to entering in the Merger Agreement with Hospira, Javelin terminated the MPI Merger Agreement, in accordance with its terms. Under the terms of the MPI Merger Agreement, Javelin was required to pay to MPI a termination fee of $2.9 million and reimburse MPI for up to $1.5 million for its reasonable expenses, which we paid on April 19, 2010. Concurrently with the termination of the MPI Merger Agreement, the voting agreements, dated December 18, 2009 between (x) Javelin, MPI and each of the directors and executive officers of Javelin and (y) Javelin, MPI and each of the directors and executive officers of MPI, were automatically terminated.

In connection with the termination of the MPI Merger Agreement, Javelin repaid MPI approximately $8.3 million, which represented all outstanding indebtedness, together with related interest, under MPI Loan Agreement.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q.

The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

The financial statements have been prepared on a going-concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.

In addition, it is anticipated that we will not generate significant revenues from product sales in 2010. Although we believe that our existing cash resources, in addition to the funds we received or will receive in 2010 pursuant to our Working Capital Facility with Hospira, will be sufficient to support the current operating plan at least through August 31, 2010, or through the consummation of the proposed merger with Hospira, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly if the merger is not completed. If the Merger Agreement is terminated and Hospira would be required to pay stipulated expenses under the Merger Agreement, then such amounts may be offset by any amounts outstanding under the Working Capital Facility, which is $14.7 million as of the date of this report. Our obligations under the loan agreement are secured by all of our assets. If any amounts become due and payable by us under this agreement prior to the consummation of the merger or in connection with the termination of the merger agreement and we are unable to pay such amounts, we may be required to consummate an equity or debt financing on terms that are not favorable to our current stockholders. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. In the event that sufficient funds are not available, we will need to postpone or discontinue planned operations and projects, or reduce or terminate our operations and declare bankruptcy. Our continuance as a going concern is dependent upon, among other things, our ability to obtain adequate long-term financing, the success of our research and development program and our attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Product Sales to Partner

The Agreement provides for the sale of our existing inventory to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory was sold to Therabel on a one-time, royalty-free basis. For the three months ended March 31, 2009, Therabel had taken delivery of approximately $1.7 million of inventory for which we recorded revenue. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Updated 2010-17, Revenue Recognition – Milestone Method (Topic 605), new accounting guidance on defining a milestone and the criteria that should be met for determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Authoritative guidance on the use of the milestone method did not previously exist. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our future results of operations.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:
	March 31,	December 31,
	2010	2009
Prepaid expenses	$496,769	$378,833
Reimbursement of equipment down payment	—	112,192
Reimbursement of expenses due from Therabel	37,121	80,635
Other current assets	19,888	30,048
	$553,778	$601,708

4. Intangible Assets

As of March 31, 2010 and December 31, 2009, our intangible assets related to our Shimoda Biotech (Proprietary) Ltd. milestones were as follows:

	March 31, 2010	December 31, 2009
Cost	$3,800,000	$3,800,000
Accumulated amortization	(1,055,016)	(907,963)
Intangibles, net	$2,744,984	$2,892,037

For the three months ended March 31, 2010 and 2009, our amortization expense of the intangible assets amounted to $147,053 for each period.

5. Fair Value Measurements

We adhere to the provisions of ASC 820-10, Fair Value Measurements and Disclosures for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Under the guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Additionally, we are required to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.

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

As of March 31, 2010, we have no assets or liabilities that are measured at fair value on a recurring basis. As of December 31, 2009, we had the following assets or liabilities that were measured at fair value on a recurring basis:

As of December 31, 2009	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$696,331	$696,331	$—	$—
	$696,331	$696,331	$—	$—

The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets that are measured at fair value on a recurring basis:

	Three months ending March 31,
Auction Rate Securities	2010	2009
Beginning balance	$—	$1,586,910
Loss included in OCI	—	(25,599)
Ending balance	$—	$1,561,311

Our Level 3 financial assets in 2009 consisted of a student loan auction rate bond issued by a state agency and an auction rate preferred stock of a closed end mutual fund. The closed end mutual fund primarily invested in common stocks, including dividend paying common stocks such as those issued by utilities, real estate investment trusts and regulated investment companies under the Internal Revenue Code. The fund also invested in fixed income securities such as U.S. government securities, preferred stocks and bonds.

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

6. Loan Payable

A summary of our loans payable as of March 31, 2010 is as follows:

	Loans payable as of
	March 31, 2010	December 31, 2009
Principal	$6,204,050	$—
Accrued interest	91,127	—
Loan payable	$6,295,177	$—

In connection with the MPI Merger Agreement, on December 18, 2009, we entered into the MPI Loan Agreement for a $6.0 million working capital facility (the “Working Capital Facility”). The Working Capital Facility could be drawn by us or by IDDS, up to $2.0 million per month, subject to an aggregate cap of $6.0 million, until March 15, 2010. On March 10, 2010, Javelin, IDDS and MPI entered into the First Amendment to the Loan Agreement (the “Amendment”), pursuant to which the amount available to Javelin was increased by $2.5 million (the “Additional Funds”), $2.0 million of which can be accessed by Javelin after March 31, 2010 and up to $500,000 of which may only be used by Javelin to fund certain specified commercial initiatives and activities with respect to Dyloject. Borrowings under the Working Capital Facility bear interest at a rate equal to 10% per annum, and the interest and aggregate amount of any outstanding loans would be due and payable on the first to occur of (i) the closing date of the proposed merger with MPI, (ii) within two business days or 90 days following the termination of the MPI Merger Agreement, depending on the circumstances of such termination, or (iii) an acceleration for any event of default, including, without limitation, if an insolvency proceeding has been instituted. As of March 31, 2010, we had drawn down $6.0 million for working capital purposes and $0.2 million for commercial activities related to Dyloject. On April 1, 2010, we drew down the remaining $2.0 million for working capital purposes. The full principal and interest payable to MPI of approximately $8.3 million of the working capital facility was paid in full upon termination of the MPI Merger Agreement on April 19, 2010.

7. Income Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that we recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. It also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

ASC 740 also requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. We have evaluated our tax positions related to our deferred tax assets and their valuation allowances as of March 31, 2010. As a result of our evaluation, we believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. As of the date of these condensed consolidated financial statements, all tax years for which we have a net operating loss are open to the possibility of examination by federal, state, or local taxing authorities. Our policy is to recognize interest related to income tax matters to interest expense and penalties related to income tax matters to other expense. We had no amounts accrued for interest or penalties as of March 31, 2010.

8. Stockholders’ Equity

Comprehensive Loss

For the three months ended March 31, 2010, our comprehensive loss was $6.3 million, which consisted primarily of our net loss and $762 cumulative translation adjustment impact in consolidation of our foreign subsidiaries. For the three months ended March 31, 2009, our comprehensive loss was $14.8 million, which consisted primarily of our net loss, as well as a $25,599 change in unrealized loss on marketable securities and $11,794 cumulative translation adjustment impact in consolidation of our foreign subsidiaries.

9. Share Based Compensation

Stock Incentive Plan

We recorded share-based compensation for the three months ended March 31, 2010 and 2009 as follows:

	Three months ended March 31,
	2010	2009
Research and development	$69,765	$195,011
Selling, general and administrative	70,974	510,227
Total impact on results of operations	$140,739	$705,238

Per share impact on results of operations	$0.00	$0.01

In 2010, we recorded share-based compensation related to our unvested stock units and our employee stock purchase plan. On December 19, 2009, all unvested stock options accelerated vesting in connection with entering into the Merger Agreement with MPI, and compensation for those stock options was recorded at that time. Included in share based compensation for the three months ending March 31, 2010 and 2009 are expenses of $3,594 and $5,269, respectively, related to our employee stock purchase plan.

The fair values of the stock option grants were estimated on the dates of grant using the Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three months ended
	March 31,
	2010	2009
Expected volatility	—	96%
Expected life	—	5.0 years
Dividend yield	—	0%
Risk free interest rate	—	1.7%
Weighted average per share grant date fair value	—	$0.80

Transactions involving options granted under the 2005 Plan during the three months ended March 31, 2010 are summarized as follows:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Balance outstanding, January 1, 2010	7,277,492	$2.61	7,252,492	$2.61
Granted during the period	—	$—	—	—
Exercised during the period	(411,574)	$1.15	—	—
Forfeited during the period	(25,000)	$3.11	—	—
Expired during the period	—	$—	—	—
Balance outstanding, March 31, 2010	6,840,918	$2.70	6,840,918	$2.70

The weighted average remaining contractual lives of both the options outstanding and options exercisable was approximately 6.5 years. We have not capitalized any compensation cost, and there was no compensation expense related to modifications of stock options for the three months ended March 31, 2010 and 2009. There were 411,574 stock options exercised under the 2005 Plan during the three months ended March 31, 2010, for which we received proceeds of approximately $0.5 million. No options were exercised during the three months ended March 31, 2009 and no cash was used to settle equity instruments granted under our equity incentive plans. The intrinsic value for the options exercised during the three months ended March 31, 2010 was approximately $0.1 million.

Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. At March 31, 2010, the intrinsic value for options outstanding and exercisable was approximately $0.2 million. All outstanding options are vested. Therefore, there is no compensation cost related to unvested option awards that has not yet been recognized.

Upon consummation of the potential Merger with Hospira, any unexercised stock option will be cancelled; however, any unexercised stock options at the time of the potential merger whose exercise price is less than the merger consideration will have a right to receive, in cash, the difference between the merger consideration and the exercise price for each unexercised option, subject to applicable taxes, from Hospira.

Non-Plan Options

There were no transactions involving non-plan stock options during the three months ended March 31, 2010. The following table summarizes non-plan stock option information as of March 31, 2010:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$3.87	1,019,328	0.68 years	$3.87	1,019,328	$3.87

Restricted Stock Units and Deferred Stock Units

Transactions involving RSUs and DSUs for the three months ended March 31, 2010 are summarized as follows:

		Weighted Average
	Shares	Fair Value
Unvested at December 31, 2009	231,202	$1.28
Granted	37,715	$1.18
Vested	(97,237)	$1.26
Forfeited or expired	—	—
Unvested at March 31, 2010	171,680	$1.28

Effective May 1, 2009, we granted each of our Chief Executive Officer and our President and Chief Medical Officer 119,048 DSUs. In return, they agreed to reduce the amount of their annual base salary of $450,000 to $300,000 for the period from May 1, 2009 through April 30, 2010. The DSUs vest in twelve equal monthly installments beginning on June 1, 2009, and will be distributed in equal installments on May 1, 2010 and May 1, 2011. The DSUs had a grant date fair value of $1.26 per share. The fair values of our DSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period. For the three months ended March 31, 2010, we recorded share based compensation related to the DSUs of approximately $75,000.

On May 1, 2009, we granted certain members of senior management an aggregate of 30,000 restricted stock units, or RSUs. The RSUs would vest in equal annual installments on the first and second anniversary of the grant date (provided that they are employed by us on each date). The RSUs had a grant date fair value of $1.26 per share. For the three months ended March 31, 2010, we recorded share based compensation related to these RSUs of approximately $7,100. Additionally, in December 2009 we granted RSUs to certain employees at grant date fair value of $1.30 per share. The RSUs vest 50% on the six month anniversary of the grant date and 50% on  the 18 month anniversary of the grant date, but would accelerate vesting upon a change of control. For the three months ended March 31, 2010, we recorded compensation cost of approximately $44,200 for these awards.

On May 1, 2009, we entered into an agreement with a consultant to provide partial compensation in the form of RSUs. The RSUs are granted as of the last day of each month worked, and are calculated based on the average closing stock price for the month. They are immediately vested at grant. The fair values of these time-vested RSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period. Additionally, the consultant was authorized to receive up to 32,500 RSUs if certain performance criteria were met related to the acceptance of our Dyloject NDA by the FDA within a specific timeframe. Since the service-inception date preceded the grant date, we accrued compensation cost over the period between the service-inception date and the estimated grant date. We used the stock price and other pertinent factors on each subsequent reporting date to estimate the award’s fair value, until the grant date (i.e., remeasured each period at fair value). On the grant date, in February 2010, the estimate of the award’s fair value became fixed, and the cumulative amount of previously recognized compensation cost was adjusted. For the three months ended March 31, 2010, we have recorded share-based compensation of approximately $11,000 related to the consultant’s RSUs. Since January 1, 2010 through the date of this report we have distributed 105,395 shares for RSUs earned by the consultant, including 32,500 for achievement of the performance award.

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

The calculation of basic and diluted net loss per share is as follows:
	For the three months ended
	March 31,
	2010	2009
Numerator:
Net loss, basic and diluted	$(6,340,908)	$(14,761,843)
Denominator:
Weighted average common shares	64,102,779	60,422,317
Net loss per share, basic and diluted	$(0.10)	$(0.24)

Potentially dilutive common stock which has been excluded from diluted per share amounts because their effect would have been anti-dilutive includes the following:

	Three months ended March 31,
	2010		2009
	Weighted Average	Weighted Average	Weighted Average	Weighted Average
	Number	Exercise Price	Number	Exercise Price
Options	8,095,573	$2.80	8,825,683	$3.08
Warrants	1,353,677	$2.35	2,379,482	$2.63
RSUs	191,520	$1.28	—	—
Total	9,640,770		11,205,165

11. Commitments and Contingencies

Operating Leases

We recognize rental expense for leases on the straight-line basis over the life of the lease. For the three months ended March 31, 2010, we recognized rent expense of $158,401, compared to rent expense of $179,460 for the three months ended March 31, 2009. We recorded a deferred lease liability of $356,364 and $391,475 at March 31, 2010 and December 31, 2009, respectively, for rent expense in excess of amounts paid.

Legal Proceedings

On January 5, 2010, we were served with a complaint (the “Complaint”) naming us, certain of our directors, MPI, and MPI Merger Sub, Inc. as defendants in a purported class action lawsuit, Schnipper v. Watson, No. 09-5439 (Mass. Super. Ct. filed Dec. 23, 2009). The Complaint alleges various breaches of fiduciary duty in connection with the MPI Merger Agreement. Two other complaints, Parrish v. Watson, No. 10-0029 (Mass. Super. Ct. filed Jan. 5, 2010) and Andrews v. Driscoll, No. 10-0049 (Mass. Super. Ct. filed Jan. 6, 2010), making substantially similar allegations, were filed against us and certain of the other defendants identified above following the filing of the Complaint. These actions were consolidated into a single action.  On April 1, 2010, the Court denied plaintiffs' motion seeking expedited discovery in the consolidated case.  The defendants have moved to dismiss the consolidated action.  The plaintiffs have moved for leave to amend the consolidated complaint in order to bring additional claims relating to the proposed transaction with Hospira; we intend to oppose this motion. While we are unable to predict the final outcome of these lawsuits, we believe that the allegations in both the original consolidated complaint and the proposed amended complaint are without merit and the claims in the original consolidated complaint are also moot, and we intend to vigorously defend against these actions.

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

12. Subsequent Events

We evaluated all events or transactions that occurred after March 31, 2010 up through the date we issued these financial statements. During this period we did not have any material recognizable subsequent events. Our non-recognizable subsequent events consisted of the following:

•
On April 17, 2010, we entered into the Merger Agreement with Hospira, the terms of which are outlined in Note 1. The tender offer to purchase all of the issued and outstanding shares of our common stock, at $2.20 per share, net to the selling stockholders in cash, commenced on April 21, 2010.

•
In connection with the Hospira Merger Agreement, on April 17, 2010, Javelin entered into the Loan and Security Agreement with Hospira for an approximately $17.2 million working capital facility. On April 19, 2010, we drew down approximately $12.7 million from this working capital facility, and used the proceeds to repay the MPI loan facility and termination payments to MPI under the MPI Merger Agreement. Additionally, we drew down $2.0 million on May 10, 2010 for use in operations.

•	Prior to entering in the Merger Agreement with Hospira, Javelin terminated the MPI Merger Agreement, as outlined in Note 1.

•
On May 1, 2010, we distributed 59,524 shares to each of Mr. Driscoll, our Chief Executive Officer, and Dr. Carr, our President and Chief Medical Officer, as part of their deferred compensation under the terms of their amended employment agreements dated May 1, 2009. Additionally, their amended employment agreements expired on April 30, 2010, at which point their annual base salary returned to $450,000 per annum from $300,000 per annum, and their eligibility for potential cash bonuses under the terms of their original agreements was reinstated.

Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 included in the 2009 Form 10-K and the condensed consolidated unaudited financial statements as of March 31, 2010. Operating results are not necessarily indicative of results that may occur in future periods.

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

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: risks relating to our proposed merger with Hospira, Inc., including the failure of a majority of Javelin’s stockholders to tender their shares under the terms of the offer, and the failure of either party to meet any of the other conditions to closing the merger, contractual restrictions on the conduct of our business included in the merger agreement, and the potential for loss of key personnel, disruption in key business activities or any impact on our relationships with third parties as a result of the announcement of the proposed merger; the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals and patents; the commercialization of our product candidates, at reasonable costs; the ability of our suppliers to continue to provide sufficient supply of products; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. We are also subject to numerous risks relating to our product candidates, manufacturing, regulatory, financial resources, competition and personnel as set forth in the section “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Except to the extent required by applicable laws or rules, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

Overview

We are a specialty pharmaceutical company that applies proprietary technologies to research, develop and in the case of our Dyloject™ product (injectable diclofenac), commercialize new products and improved formulations of existing drugs that target current unmet and underserved medical needs primarily in the acute care pain management market. Our product and product candidates are designed to offer enhanced pain relief, fewer adverse side effects and faster relief of acute pain compared to other currently available treatments. We have three late stage product candidates in clinical development in the United States (“U.S.”): Dyloject™ (diclofenac sodium injectable), Ereska™ (intranasal ketamine, formerly referred to as PMI-150) and Rylomine™ (intranasal morphine). On October 31, 2007, we received marketing authorization approval in the United Kingdom (“U.K.”) for Dyloject®, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml). Commercial launch of the product occurred in December of 2007. We began recording product revenues related to sales of Dyloject in the U.K. in the first quarter of 2008, which continued through February 6, 2009, at which point we completed a transaction with Therabel Pharma N.V. (“Therabel”) under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the European Union (“E.U.”) and certain other countries outside of the U.S.

On February 2, 2010, our New Drug Application (NDA) submitted on December 2, 2009 to the U.S. Food and Drug Administration (FDA) for Dyloject Injection, was accepted for formal review. The review classification for this application is Standard. The Prescription Drug User Fee Act (“PDUFA”) goal date is October 3, 2010. The NDA is in support of US marketing approval and registration of Dyloject for the management of acute moderate-to-severe pain in adults. If approved, Dyloject will be the first IV non-steroidal anti-inflammatory drug (NSAID) marketed in the United States as a single agent for the management of acute moderate-to-severe pain in adults since ketorolac in 1990.

We have devoted substantially all of our resources since we began our operations in February 1998 to the development, and during 2008 with respect to Dyloject the commercialization, of proprietary pharmaceutical products for the treatment of acute care pain. Since our inception, we have incurred an accumulated net loss attributable to our common stockholders of approximately $197.9 million through March 31, 2010, excluding approximately $3.6 million of a deemed dividend; although $18.6 million of this amount was related to a non-cash charge we incurred for the issuance of common stock in connection with the acquisition of a license. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, general and administrative expenses, and most recently, sales and marketing expenses related to the commercialization of Dyloject in the U.K. Research and development activities include salaries, benefits and stock-based compensation for our research, development and manufacturing employees, costs associated with nonclinical and clinical trials, process development and improvement, regulatory and filing fees, and clinical and commercial scale manufacturing. Selling, general and administrative costs include salaries, benefits and stock-based compensation for employees, temporary and consulting expenses, and costs associated with our pre- and post-launch selling and marketing activities in the U.K.

Merger with Hospira, Inc.

On April 17, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hospira, Inc., a Delaware corporation (“Hospira”), and Discuss Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Hospira (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of our common stock, par value $0.001 per share (“Javelin Common Stock”) and the Merger Sub will merge with and into Javelin with Javelin continuing as the surviving corporation and a wholly-owned subsidiary of Hospira (the “Merger”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, Hospira will cause Merger Sub to commence the Offer to acquire all of the issued and outstanding shares of Javelin Common Stock, for consideration per share (the “Offer Price”) equal to a payment promptly after the acceptance of the shares in the Offer of $2.20 per share, net to the selling stockholders in cash.

The Merger Agreement provides that Merger Sub will commence the Offer within five business days after the date of the Merger Agreement, and that the Offer will remain open for at least 20 business days. The Offer commenced on April 21, 2010. Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Javelin (the “Merger”) and Javelin will become a wholly-owned subsidiary of Hospira. At the effective time of the Merger, each issued and outstanding share of Javelin Common Stock (the “Shares”) (other than the Shares owned by Javelin, Hospira or any wholly owned subsidiary of Javelin or Hospira, and the Shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive the Offer Price.

The Merger Agreement includes customary representations, warranties and covenants of Javelin, Hospira and Merger Sub. Javelin has agreed to operate its business in the ordinary course until the effective time of the Merger, subject to certain agreed upon limitations, and has agreed to certain “non-solicitation” provisions that prohibit Javelin from soliciting proposals relating to alternative business combination transactions and, subject to certain exceptions, entering into discussions or negotiations concerning proposals for alternative transactions prior to the effective time of the Merger.

The Merger Agreement also includes certain termination rights for Javelin and Hospira and provides that, upon termination of the Merger Agreement under specified circumstances, one party will be required to reimburse the other party’s reasonable expenses up to $2.5 million, and/or in the case of Javelin, to pay Hospira a termination fee of $2.9 million.

Hospira’s obligation to accept for payment and pay for the Shares tendered in the Offer is subject to certain conditions, including, among other things, that at least a majority of the outstanding Shares on a fully diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn.

Working Capital Facility

In connection with the Merger Agreement, on April 17, 2010, Javelin entered into a loan and security agreement (the “Loan and Security Agreement”) with Hospira for approximately $17.2 million in a working capital facility (the “Working Capital Facility”). The Working Capital Facility may be drawn by Javelin or IDDS for general corporate purposes, up to $2.0 million per month, subject to an aggregate cap of $4.0 million, until July 2, 2010. Additionally, under the Loan and Security Agreement, Javelin may use a maximum of (a) approximately $8.3 million of the Working Capital Facility to repay the principal and interest owed to Myriad Pharmaceuticals, Inc. (“MPI”) under the loan and security agreement among MPI, Javelin and Javelin’s wholly-owned subsidiary, Innovative Drug Delivery Systems, Inc. (“IDDS”) dated December 18, 2009 (the “MPI Loan Agreement”), (b) $4.4 million to make the termination payments owed to MPI under the Agreement and Plan of Merger, dated as of December 18, by and among MPI, MPI Merger Sub, a wholly-owned subsidiary of MPI, and Javelin (the “MPI Merger Agreement”), and (c) up to $500,000 may be used for commercial initiatives and activities related to Dyloject as set forth in the Loan and Security Agreement. Borrowings under the Working Capital Facility bear interest at a rate equal to 10%, and the interest and aggregate amount of any outstanding loans will be due and payable on the first to occur of (x) the closing date of the Merger, (y) within two business days or ninety days following the termination of the Merger Agreement, depending on the circumstances of such termination, or (z) an acceleration for any event of default, including without limitation, if an insolvency proceeding has been instituted. If the Merger Agreement is terminated and Hospira would be required to pay stipulated expenses under the Merger Agreement, then such amounts may be offset by any amounts outstanding under the Working Capital Facility. The obligations under the Working Capital Facility are secured by all assets of Javelin and IDDS. On April 19, 2010, we drew down approximately $12.7 million from this Working Capital Facility, and used the proceeds to repay the MPI loan facility and termination payments to MPI under the MPI Merger Agreement. Additionally, we drew down $2.0 million on May 10, 2010 for use in operations.

The Working Capital Facility contains certain covenants, including compliance with the Merger Agreement, limiting use of proceeds for working capital purposes and limitations on incurrence of liens and transfer of collateral, except as permitted by the Merger Agreement. Hospira may accelerate Javelin’s obligations under the Working Capital Facility for any event of default, including default in performance of the Merger Agreement (beyond all notice and cure periods thereunder) and if a voluntary or involuntary insolvency proceeding has been instituted against Javelin or IDDS.

Termination of the Merger Agreement with Myriad Pharmaceuticals, Inc.

Prior to entering in the Merger Agreement with Hospira, Javelin terminated the MPI Merger Agreement, in accordance with its terms. Under the terms of the MPI Merger Agreement, Javelin was required to pay to MPI a termination fee of $2.9 million and reimburse MPI for up to $1.5 million for its reasonable expenses, which we paid on April 19, 2010. Concurrently with the termination of the MPI Merger Agreement, the voting agreements, dated December 18, 2009 between (x) Javelin, MPI and each of the directors and executive officers of Javelin and (y) Javelin, MPI and each of the directors and executive officers of MPI, were automatically terminated.

In connection with the termination of the MPI Merger Agreement, Javelin repaid MPI approximately $8.3 million, which represented all outstanding indebtedness, together with related interest, under the MPI Loan Agreement.

Since our inception, we have incurred approximately $131.5 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. Total research and development costs incurred to date for each of these products were approximately $61.2 million, $31.1 million and $19.0 million, respectively. In addition, we incurred approximately $1.6 million of research and development costs since inception that do not relate to our major research projects, and we incurred a charge of approximately $18.6 million related to the merger of IDDS (our predecessor corporation) with Pain Management, Inc. and the related acquisition of a licensing agreement in 1998.

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

Our financial statements have been prepared on a going-concern basis, which assumes realization of assets and settlement of liabilities in the ordinary course of business. We have limited capital resources, significant net operating losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future. Although we believe that our existing cash resources, in addition to those cash resources that we may receive pursuant to the Working Capital Facility from Hospira discussed above, will be sufficient to support the current operating plan at least through August 31, 2010 or through the consummation of the proposed merger with Hospira, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly if the merger is not completed. In that case, we may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to us. If sufficient funds are not available, we will need to postpone or discontinue future planned operations and projects.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenues

Product Revenue. We had no product revenue for the three months ended March 31, 2010 compared to $188,172 for the three months ended March 31, 2009. Product revenue consists entirely of sales of Dyloject, our proprietary injectable formulation of diclofenac sodium (75 mg/2 ml), to hospitals in the U.K. Commercial launch of the product occurred in December 2007 upon first inclusion in local hospital formularies. Product revenue for 2009 includes only sales to hospitals prior to the Therabel transaction in February 2009. In February 2009, we licensed our U.K. and E.U. rights to the product to Therabel, under which Therabel was granted an exclusive license under certain of our technology to commercialize Dyloject and assumed all Dyloject commercialization, regulatory, and manufacturing responsibilities and expenses in the U.K. along with those for future market approvals in the E.U. and certain other countries outside of the U.S.

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

Partner Revenue. Our partner revenue consists of revenue related to our transaction with Therabel, which occurred in February 2009.

A breakout of our partner revenue is as follows:
	Three months ended March 31,
	2010	2009
Product sales to partner	$—	$1,723,181
Amortization of partner milestones	301,075	175,627
Total	$301,075	$1,898,808

Product sales to partner. The Therabel Agreement provided for the sale of our existing inventory to Therabel upon acceptance of the inventory by Therabel. This particular existing inventory was sold to Therabel on a one-time, royalty-free basis. For the three months ended March 31, 2009, Therabel had taken delivery of approximately $1.7 million of inventory, which we recorded as revenue. Revenues from product sales are recognized when title and risk of loss have passed to the customer, which in this case was upon delivery to Therabel’s third party distributor. Our entire existing inventory at the time of the Therabel agreement had been sold to Therabel as of December 31, 2009.

Amortization of partner milestones. The Agreement with Therabel provided for $7.0 million in an upfront payment, which we received in February 2009. There are future performance obligations on our part under the License Agreement. The upfront payment is being recognized in our results of operations over the estimated term of the Agreement, which we expect will be through November 2014.

Costs and Expenses

Costs of Revenues. For the three months ended March 31, 2010 and 2009, our cost of revenues was approximately $0.1 million and $1.9 million, respectively.

For the three months ended March 31, 2010, our cost of revenues represents our portion of royalties payable to third parties for sales recorded by Therabel during the period under the terms of the Therabel agreement. For the three months ended March 31, 2009, our cost of revenue consisted of approximately $0.2 million of cost of product sales associated with our third party sales during the period of January 1 to February 7, 2009, and approximately $1.7 million for our cost of inventory sold to Therabel under the terms of the agreement and royalties payable to third parties for sales recorded by Therabel from February 7, 2010 through March 31, 2010.

There is the potential for our gross margin on royalties to increase based on sales performances and selling prices. However, whether that potential can be realized and the extent to which such potential can be realized are uncertain.

Research and Development Expenses. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for personnel, and materials and supplies used to develop and manufacture our product candidates. Other research and development expenses include compensation paid to consultants and outside service providers to provide regulatory guidance, assist in preparing our NDA, and run our nonclinical and clinical trials. We expense research and development costs as incurred. We expect that our research and development expenses will decrease in the near term. Research and development expenses may fluctuate from period to period due to the timing and nature of clinical trial expenditures and regulatory filings.

Research and development expenses decreased from approximately $11.8 million for the three months ended March 31, 2009 to $3.9 million for the three months ended March 31, 2010.

For the three months ended March 31, 2010, the decrease in research and development expenses compared to the same period of 2009 was primarily attributable to reduced clinical trial expenses for Dyloject and Ereska, which were approximately $9.5 million lower in the first quarter of 2010 compared to the first quarter of 2009. In the first quarter of 2009, we incurred significant Dyloject expenses related primarily to the rapid enrollment of our Phase 3 safety study for Dyloject, which began enrollment in September 2008, intended to supplement our summary of integrated patient safety data base, a part of our NDA for Dyloject in the United States. Additionally, we incurred significant clinical trial expenses for the final costs related to Ereska’s pivotal Phase 3 efficacy study to support the potential future NDA for Ereska in the U.S., as well as consulting, regulatory and other costs associated with our NDA filing process for Dyloject. In the first quarter of 2010, our clinical expenses were primarily limited to consulting and regulatory expenses associated with the filing of our NDA for Dyloject, which occurred in December 2009. Additionally, the decrease in research and development expenses consisted of lower employee compensation and benefits of approximately $0.5 million due to reduced headcount and stock compensation for the three months ended March 31, 2010 compared to March 31, 2009. These reductions were offset primarily by a $2.0 million expense recorded as a result of the FDA’s acceptance of our NDA filing for Dyloject for formal review. As a result of the FDA’s acceptance, we became obligated to pay Shimoda a milestone payment of $2.0 million in March 2010, which was recorded as a research and development expense in the first quarter of 2010, when the triggering event occurred.

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

Selling, general and administrative expenses decreased from approximately $3.0 million for the three months ended March 31, 2009 to $2.5 million for the three months ended March 31, 2010. The decrease in selling, general and administrative expenses for the three months ended March 31, 2010 over the comparable period of 2009 was partly the result of $0.1 million in decreased sales and marketing costs as a result of our termination of sales and marketing activities after the Therabel transaction in February 2009. Additionally, our general and administrative costs decreased by approximately $0.4 million for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily due to reduced compensation and benefits of approximately $0.7 million, which was mainly due to reduced stock option compensation, and overall cost savings initiatives across the company, including patent fees, other third party service fees, and travel expenses. These expense reductions were offset by increased legal fees incurred in the first quarter of 2010, which were directly related to our proposed merger with MPI, shareholder complaints related to the proposed merger with MPI, and legal fees associated with the proposed merger with Hospira.

Interest Income. Interest income consists of interest earned on our cash, cash equivalents and marketable securities available for sale. Interest income decreased primarily due to lower average cash balances.

Interest Expense. Interest expense consists of interest accrued on the working capital facility provided by MPI in the first quarter of 2010. We had no loan facility prior to 2010.

Other Income (Expense). For the three months ended March 31, 2010 and 2009, other income consisted of net realized gains on foreign exchange transactions.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the public and private sale of our equity securities, debt financings and grant revenue primarily from the U.S. Department of Defense. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may also seek to raise capital through collaborative arrangements with corporate sources or other sources of financing. We intend to continue to use the proceeds from these sources to fund ongoing research and development activities, activities related to potential future commercialization, capital expenditures, working capital requirements and other general purposes. As of March 31, 2010, we had cash and cash equivalents of approximately $1.1 million, compared to cash and cash equivalents of approximately $0.8 million as of December 31, 2009.

In connection with the Hospira Merger Agreement, on April 17, 2010, Javelin entered into the Loan and Security Agreement with Hospira for an approximately $17.2 million Working Capital Facility. The Working Capital Facility may be drawn by Javelin or IDDS for general corporate purposes, up to $2.0 million per month, subject to an aggregate cap of $4.0 million, until July 2, 2010. Additionally, under the Loan and Security Agreement, Javelin may use a maximum of (a) approximately $8.3 million of the Working Capital Facility to repay the principal and interest owed to MPI under the MPI Loan Agreement, (b) $4.4 million to make the termination payments owed to MPI under the MPI Merger Agreement and (c) up to $500,000 may be used for commercial initiatives and activities related to Dyloject as set forth in the Loan and Security Agreement. On April 19, 2010, we drew down approximately $12.7 million from this Working Capital Facility, and used the proceeds to repay the MPI loan facility and termination payments to MPI under the MPI Merger Agreement. Additionally, we drew down $2.0 million on May 10, 2010 for use in operations.

In connection with the MPI Merger Agreement, on December 18, 2009, we entered into the MPI Loan Agreement for a $6.0 million working capital facility (the “Working Capital Facility”). The Working Capital Facility could be drawn by us or by IDDS, up to $2.0 million per month, subject to an aggregate cap of $6.0 million, until March 15, 2010. On March 10, 2010, Javelin, IDDS and MPI entered into the First Amendment to the Loan Agreement (the “Amendment”), pursuant to which the amount available to Javelin was increased by $2.5 million (the “Additional Funds”), $2.0 million of which can be accessed by Javelin after March 31, 2010 and up to $500,000 of which may only be used by Javelin to fund certain specified commercial initiatives and activities with respect to Dyloject. As of March 31, 2010, we had drawn down $6.0 million for working capital purposes and $0.2 million for commercial activities related to Dyloject under the MPI Loan Agreement. On April 1, 2010, we drew down the remaining $2.0 million for working capital purposes under the MPI Loan Agreement. The principal and interest payable to MPI of approximately $8.3 million of the working capital facility was paid in full upon termination of the MPI Merger Agreement on April 19, 2010.

Although we believe that our existing cash resources, in addition to the funds available to us under our Working Capital Facility with Hospira, will be sufficient to support the current operating plan at least through August 31, 2010 or through the consummation of the proposed merger with Hospira, we will need additional financing to support our operating plan thereafter or we will need to modify our operating plan accordingly if the merger is not completed. We may raise additional funds through the private and/or public sale of our equity and/or debt securities. We may need to raise additional funds to meet long-term planned goals. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we are unable to obtain such additional financing, future operations will need to be scaled back or discontinued.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and revenues, have experienced a $201.4 million net loss attributable to our common stockholders and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights, increasing costs related to potential future commercialization of our product candidates, and selling, general and administrative expenses. As of March 31, 2010, we have paid an aggregate of $5.6 million and $8.0 million in cash since inception to West Pharmaceutical and Shimoda Biotech (Proprietary) Ltd. (“Shimoda”), respectively, pursuant to agreements that we have entered into with these entities. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

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

Cash used in operating activities

From inception through March 31, 2010, net cash used in operating activities was approximately $143.6 million. Net cash used in operating activities increased to approximately $6.4 million for the three months ended March 31, 2010 from approximately $4.3 million for the three months ended March 31, 2009.

Net cash used in operating activities for the three months ended March 31, 2010 consists primarily of our net loss of $6.3 million. Although we had higher cash outflows associated with increased research and development activity in the first three months of 2009 compared to 2010 related to our clinical trials for Dyloject and Ereska, they were offset by $7.0 million received from Therabel in the first quarter of 2009 for the licensing of Dyloject in Europe.  Operating cash flows differ from net income as a result of non-cash charges or changes in working capital, primarily our non-cash stock based compensation expenses, which were approximately $0.1 million and $0.7 million in the first quarter of 2010 and 2009, respectively, and amortization of our intangible asset in the amount of $0.1 million for both periods. Also in the first three months of 2010, our outstanding payables and accrued expenses decreased by approximately $0.2 million, deferred revenue decreased by approximately $0.3 million, our prepaid expenses, other current assets and other assets decreased $0.01 million, and our accrued interest increased by approximately $0.1 million.

Cash used in investing activities

From inception through March 31, 2010, net cash used in investing activities was approximately $6.1 million, primarily related to cash used in the acquisition of intangible assets and fixed assets. We expect that cash used for investing activities in 2010 will fluctuate based on the need for capital improvements.

Cash provided by financing activities

From inception through March 31, 2010, net cash provided by financing activities was approximately $150.7 million. For the three months ended March 31, 2010, we received proceeds of $6.2 million from MPI under the working capital facility we entered into under the MPI Merger Agreement, and received proceeds from the exercise of stock options in the amount of approximately $0.5 million. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, drawdowns of the Working Capital Facility with Hospira, and the future volume of warrants and stock options exercised.

Commitments

The following table summarizes our commitments as of March 31, 2010:
	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	Beyond 5 years
Operating leases	$1,720,050	$785,435	$934,615	$—	$—
License Agreement	5,000,000	—	—	5,000,000	—
Manufacturing Supply Agreements	14,000,000	2,000,000	12,000,000	—	—
Loans payable to Myriad, including interest	6,295,177	6,295,177	—	—	—
Bankers fees	750,000	750,000	—	—	—
	$27,765,227	$9,830,612	$12,934,615	$5,000,000	$—

The timing of the remaining license agreement milestone for Archimedes Pharma Limited is dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future non-clinical and clinical trials and any requirements imposed on our non-clinical and clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years from March 31, 2010.

Critical Accounting Estimates

Research and Development Costs. Since our inception, we have incurred approximately $131.5 million of research and development costs. The major research projects undertaken by us include the development of Dyloject, Ereska and Rylomine. We expense all research and development costs as incurred for which there is no alternative future use. For various reasons, many of which are outside our control, including timing and results of our clinical trials, requirements imposed by regulatory agencies, obtaining regulatory approval and dependence on third parties, we cannot estimate the total remaining costs to be incurred to commercialize our product candidates, nor is it possible to estimate when, if ever, any of our product candidates will be approved by regulatory agencies for commercial sale. In addition, we may experience adverse results in the development of our product candidates, which could result in significant delays in obtaining approval to sell our product candidates, additional costs to be incurred to obtain regulatory approval or failure to obtain regulatory approval. In the event any of our product candidates were to experience setbacks, it would have a material adverse effect on our financial position and operating results. Even if we successfully complete development and obtain regulatory approval of one or more of our product candidates, difficulties in commercial scale manufacturing, failure to gain favorable pricing from various institutions, and failure of physicians and patients to accept our products as a safe, cost-effective alternative compared to existing products would have a material adverse effect on our business.

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

Legal Proceedings

On January 5, 2010, we were served with a complaint (the “Complaint”) naming us, certain of our directors, MPI, and MPI Merger Sub, Inc. as defendants in a purported class action lawsuit, Schnipper v. Watson, No. 09-5439 (Mass. Super. Ct. filed Dec. 23, 2009). The Complaint alleges various breaches of fiduciary duty in connection with the proposed merger contemplated by the MPI Merger Agreement. Two other complaints, Parrish v. Watson, No. 10-0029 (Mass. Super. Ct. filed Jan. 5, 2010) and Andrews v. Driscoll, No. 10-0049 (Mass. Super. Ct. filed Jan. 6, 2010), making substantially similar allegations, were filed against us and certain of the other defendants identified above following the filing of the Complaint. These actions were consolidated into a single action.  On April 1, 2010, the Court denied plaintiffs' motion seeking expedited discovery in the consolidated case The defendants have moved to dismiss the consolidated action.  The plaintiffs have moved for leave to amend the consolidated complaint in order to bring additional claims relating to the proposed transaction with Hospira; we intend to oppose this motion. While we are unable to predict the final outcome of these lawsuits, we believe that the allegations in both the original consolidated complaint and the proposed amended complaint are without merit and the claims in the original consolidated complaint are also moot, and we intend to vigorously defend against these actions.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Updated 2010-17, Revenue Recognition – Milestone Method (Topic 605), new accounting guidance on defining a milestone and the criteria that should be met for determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Authoritative guidance on the use of the milestone method did not previously exist. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our future results of operations.

Off Balance Sheet Arrangements

Certain warrants issued in conjunction with our common stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. These warrants meet the scope exception in ASC 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (formerly paragraph 11(a) of SFAS 133 –Accounting for Derivative Instruments and Hedging Activities), and are accordingly not accounted for as derivatives under the Codification, but instead included as a component of equity. See Footnote 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Consolidated Statement of Shareholders’ Equity for more information.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On January 5, 2010, we were served with a complaint (the “Complaint”) naming us, certain of our directors, MPI, and MPI Merger Sub, Inc. as defendants in a purported class action lawsuit, Schnipper v. Watson, No. 09-5439 (Mass. Super. Ct. filed Dec. 23, 2009). The Complaint alleges various breaches of fiduciary duty in connection with the proposed merger contemplated by the MPI Merger Agreement. Two other complaints, Parrish v. Watson, No. 10-0029 (Mass. Super. Ct. filed Jan. 5, 2010) and Andrews v. Driscoll, No. 10-0049 (Mass. Super. Ct. filed Jan. 6, 2010), making substantially similar allegations, were filed against us and certain of the other defendants identified above following the filing of the Complaint. These actions were consolidated into a single action.  On April 1, 2010, the Court denied plaintiffs' motion seeking expedited discovery in the consolidated case.  The defendants have moved to dismiss the consolidated action.  The plaintiffs have moved for leave to amend the consolidated complaint in order to bring additional claims relating to the proposed transaction with Hospira; we intend to oppose this motion. While we are unable to predict the final outcome of these lawsuits, we believe that the allegations in both the original consolidated complaint and the proposed amended complaint are without merit and the claims in the original consolidated complaint are also moot, and we intend to vigorously defend against these actions.

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAVELIN PHARMACEUTICALS, INC.

Date: May 10, 2010	By:	/s/ Martin J. Driscoll
Name: Martin J. Driscoll
Title: Chief Executive Officer

Date: May 10, 2010	By:	/s/ Stephen J. Tulipano
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